Form 10-Q
period 1996-03-31
PATHOGENESIS CORP
filed 1996-05-15
CIK 1001186

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act Of 1934
                 For the Quarterly Period ended March 31, 1996
                                       OR
   [  ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act Of 1934
                         Commission file number 0-27150
                            PATHOGENESIS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                             91-1542150
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)
        201 Elliott Avenue West
         Seattle, Washington                          98119
   (Address of principal executive                  (Zip Code)
                offices)

       Registrant's telephone number including area code:  (206) 476-8100
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]    NO  [  ]

At May 13, 1996, the number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 13,735,927 shares.

                            PATHOGENESIS CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                   December
                                                                     31,           March 31,
                                                                     1995             1996
                                                                  ----------       ----------
ASSETS
Current assets
     Cash and cash equivalents..................................  $  575,297       $5,407,603
     Investment securities......................................  36,871,537       27,131,526
     Interest receivable........................................     765,216          390,525
     Prepaid expenses...........................................     671,711          409,518
                                                                  ----------       ----------
          Total current assets..................................  38,883,761       33,339,172
                                                                  ----------       ----------
Property and equipment, at cost:
     Leasehold improvements.....................................   6,435,336        6,435,336
     Furniture and equipment....................................   5,338,435        5,356,193
                                                                  ----------       ----------
                                                                  11,773,771       11,791,529
     Less accumulated depreciation and amortization.............   3,702,152        4,095,829
                                                                  ----------       ----------
          Net property and equipment............................   8,071,619        7,695,700
                                                                  ----------       ----------
Other assets, net...............................................       7,758            6,469
                                                                  ----------       ----------
          Total assets.......................................... $46,963,138      $41,041,341
                                                                  ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................  $1,635,711       $  429,805
     Compensation and benefits..................................     859,463          522,851
     Clinical development costs.................................     876,131        1,489,646
     Other accrued expenses.....................................      81,473           93,171
                                                                  ----------       ----------
          Total current liabilities.............................   3,452,778        2,535,473
                                                                  ----------       ----------
Long-term liability.............................................     461,986          319,387
Stockholders' equity:
     Preferred stock $.01 par value. Authorized 1,000,000
       shares; issued and outstanding none......................          --               --
     Common stock $.001 par value. Authorized 20,000,000 shares;
       issued and outstanding 10,859,945 shares.................      10,898           10,860
     Additional paid-in capital.................................  89,520,221       89,594,908
     Unrealized gain (loss) on investment securities............      38,458         (107,667)
     Deficit accumulated during the development stage........... (46,521,203)     (51,311,620)
                                                                  ----------       ----------
          Total stockholders' equity............................  43,048,374       38,186,481
                                                                  ----------       ----------
          Total liabilities and stockholders' equity............ $46,963,138      $41,041,341
                                                                  ==========       ==========

                            PATHOGENESIS CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                 December 10,
                                                   Three Months Ended                1991
                                                        March 31,               (Incorporation)
                                               ---------------------------         Through
                                                  1995             1996         March 31, 1996
                                               ----------       ----------      --------------
Operating expenses:
     Research and development................  $3,557,504       $4,490,958       $41,919,447
     General and administrative..............     729,859          833,305        13,969,491
                                               ----------       ----------      --------------
          Total operating expenses...........   4,287,363        5,324,263        55,888,938
Other income (expense):
     Investment income, net..................     305,377          546,288         4,727,553
     Other expense...........................      (9,520)         (12,442)         (150,235)
                                               -----------       -----------      ------------
          Net other income...................     295,857          533,846         4,577,318
                                               ----------       ----------      --------------
          Net loss...........................  $3,991,506       $4,790,417       $51,311,620
                                               ==========       ==========      ==============
Net loss per common share....................  $     0.51       $     0.44
                                               ==========       ==========
Weighted average common shares outstanding...   7,862,857       10,874,857
                                               ==========       ==========

                            PATHOGENESIS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          DEFICIT
                                                NUMBER OF                                                ACCUMULATED
                                                 COMMON      PRICE              ADDITIONAL   UNREALIZED  DURING THE      TOTAL
                                                 SHARES       PER     COMMON     PAID-IN     LOSS ON     DEVELOPMENT   STOCKHOLDERS'
       DATE                DESCRIPTION          OUTSTANDING  SHARE    STOCK      CAPITAL     INVESTMENTS   STAGE         EQUITY
- ------------------   ------------------------   ---------    -----    ------    ---------    --------    ----------    ----------
Feb to Mar 1992      Shares issued for          1,870,000    $0.08     1,870       147,730                                 149,600
                     cash....................
June to Dec 1992     Share issued for cash      4,308,500    10.00     4,309    42,335,725                              42,340,034
                     net of issue costs of
                     $744,966
November 1992        Repurchase of common         (25,000)   10.00       (25)     (249,975)                               (250,000)
                     stock through
                     forgiveness of note
                     receivable..............
                     Repurchase of common         (46,875)    0.08       (47)       (3,703)                                 (3,750)
                     stock for cash..........
                     Net loss for the period                                                             (2,930,285)    (2,930,285)
                     ended December 31,
                     1992....................
                                                ----------   -----    ------    ----------   ---------   -----------   -----------
                     Balances at December 31,   6,106,625              6,107    42,229,777               (2,930,285)    39,305,599
                     1992....................
October 1993         Shares issued in payment      50,000    10.00        50       499,950                                 500,000
                     of license fees.........
                     Net loss for the year                                                              (10,804,878)   (10,804,878)
                     ended December 31,
                     1993....................
                                                ----------   -----    ------    ----------   ---------   -----------   -----------
                     Balances at December 31,   6,156,625              6,157    42,729,727              (13,735,163)    29,000,721
                     1993....................
March 1994           Shares issued for cash     1,690,677    12.00     1,690    19,093,694                              19,095,384
                     net of issue costs of
                     $1,251,739..............
                     Unrealized loss on                                                      (172,809)                    (172,809)
                     investment securities...
                     Net loss for the year                                                              (14,762,117)   (14,762,117)
                     ended December 31,
                     1994....................
                                                ----------   -----    ------    ----------   ---------   -----------   -----------
                     Balances at December 31,   7,847,302              7,847    61,823,421   (172,809)  (28,497,280)    33,161,179
                     1994....................
March 1995           Shares issued in payment      50,000    12.00        50       599,950                                 600,000
                     of license fees.........
April to Aug 1995    Exercise of stock                413    10.00         1         4,124                                   4,125
                     options for cash........
November 1995        Shares issued for cash     3,000,000    10.00     3,000    27,092,726                              27,095,726
                     net of issue costs of
                     $2,904,274..............
                     Unrealized loss on                                                       211,267                      211,267
                     investment securities...
                     Net loss for the year                                                              (18,023,923)   (18,023,923)
                     ended December 31,
                     1995....................
                                                ----------   -----    ------    ----------   ---------   -----------   -----------
                     Balances at December 31,  10,897,715             10,898    89,520,221     38,458   (46,521,203)    43,048,374
                     1995....................
Jan to Mar 1996      Exercise of stock              1,025    15.89         1        16,288                                  16,289
                     options.................
Jan to Mar 1996      Redemption of fractional         (45)   12.00        (0)         (540)                                   (540)
                     shares..................
February 1996        Shares issued in payment       6,250    10.00         6        62,494                                  62,500
                     of license fees.........
February 1996        Repurchase of common         (45,000)    0.08       (45)       (3,555)                                 (3,600)
                     stock for cash..........
                     Unrealized loss on                                                      (146,125)                    (146,125)
                     investment securities...
                     Net loss for the period                                                             (4,790,417)    (4,790,417)
                     ended March 31, 1996....
                                                ----------   -----    ------    ----------   ---------   -----------   -----------
                     Balances at March 31,     10,859,945             10,860    89,594,908   (107,667)  (51,311,620)    38,186,481
                     1996....................
                                                ----------   -----    ------    ----------   ---------   -----------   -----------
                                                ----------   -----    ------    ----------   ---------   -----------   -----------

                            PATHOGENESIS CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                        DECEMBER 10,
                                                                                                            1991
                                                                           THREE MONTHS ENDED          (INCORPORATION)
                                                                                MARCH 31,                  THROUGH
                                                                       ---------------------------        MARCH 31,
                                                                          1995             1996             1996
                                                                       ----------       ----------     ---------------
Cash flows from operating activities:
     Net loss........................................................  $(3,991,506)     $(4,790,417)     $(51,311,620)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...................................     385,382          393,677         4,210,258
     Amortization of investment premiums.............................     (36,980)              --           372,350
     Common stock issued in payment of license fees..................     600,000               --         1,159,000
     Loss on sale of furniture and equipment.........................                                         62,859
     Change is certain assets and liabilities:
       Interest receivable...........................................      16,788          374,691          (390,525)
       Prepaid expenses..............................................      77,314          262,193          (409,518)
       Other assets, net.............................................     (22,067)           1,289            (6,469)
       Accounts payable..............................................     (49,624)      (1,205,906)          429,805
       Compensation and benefits.....................................     (18,898)        (336,612)          582,850
       Clinical development costs....................................    (301,602)         613,515         1,489,647
       Other accrued expenses........................................    (118,242)          11,698            93,171
       Long-term liability...........................................          --          (80,099)          381,887
                                                                       ----------       ----------       -----------
            Net cash used in operating activities....................  (3,459,435)      (4,755,971)      (43,336,305)
                                                                       ----------       ----------       -----------
Cash flows from investing activities:
     Purchases of investment securities..............................  (1,818,653)      (2,969,377)     (137,475,028)
     Sales of investment securities..................................   3,804,683       12,563,263       109,863,485
     Purchases of furniture and equipment............................    (163,353)         (17,757)      (12,068,816)
     Proceeds from sale of furniture and equipment...................          --               --            40,000
     Issuance of note receivable.....................................          --               --          (250,000)
                                                                       ----------       ----------       -----------
          Net cash (used) provided in investing activities...........   1,822,677        9,576,129       (39,890,359)
                                                                       ----------       ----------       -----------
Cash provided by financing activities:
     Net proceeds from issuance of common stock......................          --           12,148        88,634,267
                                                                       ----------       ----------       -----------
          Net increase (decrease) in cash and cash equivalents.......  (1,636,758)       4,832,306         5,407,603
Cash and cash equivalents at beginning of period.....................   2,873,792          575,297
                                                                       ----------       ----------       -----------
Cash and cash equivalents at end of period...........................  $1,237,034       $5,407,603         5,407,603
                                                                       ==========       ==========       ===========
Supplemental schedule of noncash investing and financing activities:
     Stock issued to extinguish long term-liability..................                       62,500            62,500
     Repurchase of common stock through forgiveness of note
      receivable.....................................................                                        250,000

                            PATHOGENESIS CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                            March 31, 1995 and 1996

(1) BASIS OF PRESENTATION

     The accompanying financial statements and related notes have been prepared pursuant to Securities and Exchange Commission rules and regulations for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements for the year ended December 31, 1995.

     The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2) SUBSEQUENT EVENTS

     On May 1, 1996, the company completed a public offering of 2,875,000 shares of Common Stock, including 375,000 shares of Common Stock issued upon the exercise of the underwriters' over-allotment option. The net proceeds from the offering, including those from the exercise of the over-allotment option, were approximately $43.4 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

          The Company develops drugs for the treatment of serious human infectious diseases where there is a significant need for improved therapy. Since its incorporation in December 1991, the Company has been engaged in research and development, clinical trials and administrative activities. The Company's most advanced drug candidate, TOBI(TM)(tobramycin for inhalation), is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation. In March 1996, the Company completed enrollment for its Phase III clinical trials of TOBI for the treatment of chronic pseudomonal lung infections in patients with cystic fibrosis. The Company's second drug candidate, PA-1648, a derivative of the antibiotic rifampin, is being developed for the treatment of MAC, a tuberculosis-like disease, in AIDS patients, and tuberculosis. PathoGenesis received approval for its Investigational New Drug application for PA-1648 and initiated Phase I clinical trials in April 1995. The Company has also selected PA-824, a proprietary antibiotic, for further research as a drug candidate for tuberculosis.

          Financial results for the first three months of 1996 reflect a planned increase in operating expenses for activities related to advancing potential products through the development process. Such activities include product development and clinical trials. The Company expects to invest in additional clinical, regulatory and product development efforts over the next few years.

          The Company currently has no sources of operating revenue, has incurred losses since its inception and has an accumulated deficit through March 31, 1996 of $51,311,620. The Company expects that operating losses will continue and increase for at least the next few years as total costs and expenses continue to increase due principally to the advancement of the Company's clinical development programs through various phases of clinical trials and, if successful, the cost of commercializing its first products. The Company's results of operation may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development efforts.

     RECENT ISSUANCE OF COMMON STOCK

          In May 1996, the Company completed a public offering of 2,875,000 shares of Common Stock, including 375,000 shares of Common Stock issued upon the exercise of the underwriters' over-allotment option. The net proceeds from the offering, including those from the exercise of the over-allotment option, were approximately $43.4 million.

     THREE MONTHS ENDED 1996 AND 1995

          Total operating expenses for the quarter ended March 31, 1996 increased by $1,036,900 to $5,324,263 from $4,287,363 for the quarter ended March 31, 1995. Research and development expense for the first quarter increased by $933,454 to $4,490,958 in 1996 from $3,557,504 for the first quarter of 1995. Such increase was due primarily to increases in clinical development activity. General and administrative expense for the first quarter increased by $103,446 to $833,305 in 1996 from $729,859 for the first quarter of 1995. This increase was due primarily to increases in marketing activity, investor relations expenses and higher premiums for directors' and officers' liability insurance.

          Other income primarily represents investment income from the Company's investment securities. In the first quarter of 1996, investment income, net increased by $240,911 to $546,288 from $305,377 for the first quarter of 1995. Such increase was due primarily to higher average invested cash balances and, to a lesser extent, higher effective interest rates on invested funds.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations since inception primarily by the issuance of equity securities. Through March 31, 1996, the Company has raised $61,331,268 from private sales of Common Stock and $27,095,726 from an initial public offering of Common Stock. Through March 31, 1996, the Company has earned net interest and investment income of $4,727,553 from investments.

          The Company's combined cash, cash equivalents and investment securities totaled $32,539,129 at March 31, 1996, a decrease of $4,907,705 from the balance at December 31, 1995. The primary uses of cash during the quarter ended March 31, 1996, were to finance the Company's operations and working capital requirements. From the Company's inception through March 31, 1996, the Company purchased approximately $12.1 million of property and equipment.

          The Company plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities primarily with a maturity of one and one half years or less.

          The Company anticipates that its existing capital resources should be sufficient to meet its capital requirements through the second quarter of 1998. Until such time as the Company can generate sufficient levels of cash from operations, the Company will have to continue to finance future cash needs through some or all of the sources previously used or through other means. The Company does not expect to generate a positive internal cash flow for at least a few years due to the expected increase of spending for research and clinical development programs and the expected cost of commercializing its first products. The Company may need to arrange additional financing for the future operation of the business, including the commercialization of its drug candidates currently under development. There can be no assurances that such additional financing can be obtained, and if obtained, at reasonable terms.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings                                 None.
Item 2.                Changes in Securities                             None.
Item 3.                Defaults Upon Senior Securities                   None.
Item 4.                Submission of Matters to a Vote of Security-      None.
                       Holders
Item 5.                Other Information                                 None.
Item 6.                Exhibits and Reports on Form 8-K
                       (a) Exhibits                                      Exhibit 27. Financial Data Schedule.
                       (b) Reports on Form 8-K                           The Company filed a Form 8-K, dated
                                                                         March 6, 1996, under Item 5. Other
                                                                         Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATHOGENESIS CORPORATION

Date: May 14, 1996                     By:  /s/ Wilbur H. Gantz
                                           Wilbur H. Gantz
                                           President and Chief Executive Officer

Date: May 14, 1996                     By:  /s/ Alan R. Meyer
                                           Alan R. Meyer
                                           Senior Vice President and Chief
                                            Financial Officer