Form 10-Q
period 1996-06-30
PATHOGENESIS CORP
filed 1996-08-14
CIK 1001186

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act Of 1934

                  For the Quarterly Period ended June 30, 1996

                                       OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act Of 1934

                         Commission file number 0-27150


                            PATHOGENESIS CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                91-1542150
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


          201 Elliott Avenue West
            Seattle, Washington                            98119
 (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number including area code: (206) 476-8100


        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.001 per share
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]     NO  [   ]


At August 9, 1996, the number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 13,756,857 shares.

                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                                      June 30,        December 31,
                                                                        1996              1995
                                                                    -------------    -------------
ASSETS
Current assets
     Cash and cash equivalents                                      $  11,664,600    $     575,297
     Investment securities                                             59,946,420       36,871,537
     Interest receivable                                                  265,242          765,216
     Grants receivable                                                    122,304             --
     Prepaid expenses                                                     321,392          671,711
                                                                    -------------    -------------
             Total current assets                                      72,319,958       38,883,761
                                                                    -------------    -------------

Property and equipment, at cost:
     Leasehold improvements                                             6,566,104        6,435,336
     Furniture and equipment                                            5,469,619        5,338,435
                                                                    -------------    -------------
                                                                       12,035,723       11,773,771
     Less accumulated depreciation and amortization                     4,491,013        3,702,152
                                                                    -------------    -------------
             Net property and equipment                                 7,544,710        8,071,619
                                                                    -------------    -------------

Other assets, net                                                           5,178            7,758
                                                                    -------------    -------------

     Total assets                                                   $  79,869,846    $  46,963,138
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $     850,007    $   1,635,711
     Compensation and benefits                                            476,700          859,462
     Clinical development costs                                         1,443,335          876,132
     Other accrued expenses                                               333,247           81,473
                                                                    -------------    -------------
             Total current liabilities                                  3,103,289        3,452,778
                                                                    -------------    -------------

Long-term liability                                                       245,683          461,986

Stockholders' equity:
     Preferred stock $.01 par value. Authorized 1,000,000 shares;            --               --
         issued and outstanding none
     Common stock $.001 par value. Authorized 20,000,000 shares;
         issued and outstanding 13,738,894 shares                          13,739           10,898
     Additional paid-in capital                                       133,109,534       89,520,221
     Unrealized gain (loss) on investment securities                     (102,824)          38,458
     Deficit accumulated during the development stage                 (56,499,575)     (46,521,203)
                                                                    -------------    -------------

     Total stockholders' equity                                        76,520,874       43,048,374
                                                                    -------------    -------------

     Total liabilities and stockholders' equity                     $  79,869,846    $  46,963,138
                                                                    =============    =============

                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                                             December 10,
                                                                                                                 1991
                                                                                                            (Incorporation)
                                                    Three Months Ended             Six Months Ended            Through
                                                         June 30,                      June 30,                June 30,
                                             ----------------------------    ----------------------------------------------
                                                 1996            1995            1996            1995            1996
                                             ------------    ------------    ------------    ------------    --------------
Revenue:
     Grant revenue                           $    122,304    $      --            122,304    $     --        $    122,304
Operating expenses:
     Research and development                   5,006,197       4,156,541       9,497,155       7,708,535      46,925,644
     General and administrative                 1,090,202       1,168,999       1,923,507       1,904,374      15,059,693
                                             ------------    ------------    ------------    ------------    ------------
             Total operating expenses           6,096,399       5,325,540      11,420,662       9,612,909      61,985,337
                                             ------------    ------------    ------------    ------------    ------------
             Operating loss                    (5,974,095)     (5,325,540)    (11,298,358)     (9,612,909)    (61,863,033)
                                             ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Investment income, net                       800,940         328,773       1,347,228         634,150       5,528,493
     Other expense                                (14,800)        (10,518)        (27,242)        (20,038)       (165,035)
                                             ------------    ------------    ------------    ------------    ------------
             Net other income                     786,140         318,255       1,319,986         614,112       5,363,458

                                             ============    ============    ============    ============    ============
             Net loss                        $ (5,187,955)   $ (5,007,285)   $ (9,978,372)   $ (8,998,797)   $ 56,499,575
                                             ============    ============    ============    ============    ============

Net loss per common share                    $      (0.41)   $      (0.63)   $      (0.84)   $      (1.14)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     12,757,392       7,897,626      11,816,125       7,880,338
                                             ============    ============    ============    ============

                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Number of
                                                                               common        Price                 Additional
                                                                               shares         per       Common      paid -in
       Date                                Description                      outstanding      share      Stock        capital
                                                                            -----------      -----      ------     ----------
Feb to Mar 1992    Shares issued for cash                                    1,870,000       $ 0.08        1,870      147,730
June to Dec 1992   Shares issued for cash net of issue costs of $744,966     4,308,500        10.00        4,309   42,335,725
November 1992      Repurchase of common stock through forgiveness
                   of note receivable                                          (25,000)       10.00          (25)    (249,975)
                   Repurchase of common stock for cash                         (46,875)        0.08          (47)      (3,703)
                   Net loss for the period ended December 31, 1992
                                                                             ---------------------------------------------------
                   Balances at December 31, 1992                             6,106,625                     6,107   42,229,777
October 1993       Shares issued in payment of license fees                     50,000        10.00           50      499,950
                   Net loss for the year ended December 31, 1993
                                                                             ---------------------------------------------------
                   Balances at December 31, 1993                             6,156,625                     6,157   42,729,727
March 1994         Shares issued for cash net of issue costs of $1,251,739   1,690,677        12.00        1,690   19,093,694
                   Unrealized loss on investment securities
                   Net loss for the year ended December 31, 1994
                                                                             ---------------------------------------------------
                   Balances at December 31, 1994                             7,847,302                     7,847   61,823,421
March 1995         Shares issued in payment of license fees                     50,000        12.00           50      599,950
April to Aug 1995  Exercise of stock options for cash                              413        10.00            1        4,124
November 1995      Shares issued for cash net of issue costs of $2,904,274   3,000,000        10.00        3,000   27,092,726
                   Unrealized loss on investment securities
                   Net loss for the year ended December 31, 1995
                                                                             ---------------------------------------------------
                   Balances at December 31, 1995                            10,897,715                    10,898    89,520,221
Jan to June 1996   Exercise of stock options                                     4,974        16.94            5        29,667
Jan to June 1996   Redemption of fractional shares                                 (45)       12.00           (0)         (540)
February 1996      Shares issued in payment of license fees                      6,250        10.00            6        62,494
February 1996      Repurchase of common stock for cash                         (45,000)        0.08          (45)       (3,555)
May 1996           Shares issued for cash net of issue costs of $3,214,628   2,875,000        16.25        2,875    43,501,247
                   Unrealized loss on investment securities
                   Net loss for the period ended June 30, 1996
                                                                             ---------------------------------------------------
                   Balances at June 30, 1996                                13,738,894                    13,739   133,109,534
                                                                             ===================================================


                                                                                               Deficit
                                                                                             accumulated
                                                                              Unrealized     during the         Total
                                                                            gain (loss) on   development     Stockholders'
       Date                                Description                        investments       stage          equity
                                                                              -----------    -----------    ------------
Feb to Mar 1992    Shares issued for cash                                                                         149,600
June to Dec 1992   Shares issued for cash net of issue costs of $744,966                                       42,340,034
November 1992      Repurchase of common stock through forgiveness
                   of note receivable                                                                            (250,000)
                   Repurchase of common stock for cash                                                             (3,750)
                   Net loss for the period ended December 31, 1992                             (2,930,285)     (2,930,285)
                                                                            -------------------------------------------------
                   Balances at December 31, 1992                                               (2,930,285)     39,305,599
October 1993       Shares issued in payment of license fees                                                       500,000
                   Net loss for the year ended December 31, 1993                              (10,804,878)    (10,804,878)
                                                                            -------------------------------------------------
                   Balances at December 31, 1993                                              (13,735,163)     29,000,721
March 1994         Shares issued for cash net of issue costs of $1,251,739                                     19,095,384
                   Unrealized loss on investment securities                    (172,809)                         (172,809)
                   Net loss for the year ended December 31, 1994                              (14,762,117)    (14,762,117)
                                                                            -------------------------------------------------
                   Balances at December 31, 1994                               (172,809)      (28,497,280)     33,161,179
March 1995         Shares issued in payment of license fees                                                       600,000
April to Aug 1995  Exercise of stock options for cash                                                               4,125
November 1995      Shares issued for cash net of issue costs of $2,904,274                                     27,095,726
                   Unrealized gain on investment securities                     211,267                           211,267
                   Net loss for the year ended December 31, 1995                              (18,023,923)    (18,023,923)
                                                                            -------------------------------------------------
                   Balances at December 31, 1995                                 38,458       (46,521,203)     43,048,374
Jan to June 1996   Exercise of stock options                                                                       29,672
Jan to June 1996   Redemption of fractional shares                                                                   (540)
February 1996      Shares issued in payment of license fees                                                        62,500
February 1996      Repurchase of common stock for cash                                                             (3,600)
May 1996           Shares issued for cash net of issue costs of $3,214,628                                     43,504,122
                   Unrealized loss on investment securities                    (141,282)                         (141,282)
                   Net loss for the period ended June 30, 1996                                 (9,978,372)     (9,978,372)
                                                                            -------------------------------------------------
                   Balances at June 30, 1996                                   (102,824)      (56,499,575)     76,520,874
                                                                            =================================================

                            PATHOGENESIS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                                      December 10,
                                                                                                                          1991
                                                                                                                    (Incorporation)
                                                                                         Six Months Ended               Through
                                                                                             June 30,                   June 30,
                                                                                    1996            1995                 1996
                                                                                -------------   -------------     --------------
Cash flows from operating activities:
   Net loss                                                                     $ (9,978,372)        $(8,998,797)      $(56,499,575)

   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                789,955         778,836          4,606,536
        Amortization of investment premiums                                         (321,846)       (177,080)            50,504
        Common stock issued in payment of license fees                                     -         600,000          1,159,000
        Loss on sale of furniture and equipment                                          315                             63,174
        Change in certain assets and liabilities:

          Interest receivable                                                        499,974          55,869           (265,242)
          Prepaid expenses                                                           350,319          (8,069)          (321,392)
          Grants receivable                                                         (122,304)           --             (122,304)
          Other assets, net                                                            2,580            (691)            (5,178)
          Accounts payable                                                          (785,704)        711,960            850,007
          Compensation and benefits                                                 (382,763)       (122,521)           536,699
          Clinical development costs                                                 567,204        (625,733)         1,443,336
          Other accrued expenses                                                     251,774         (18,305)           333,247
          Long-term liability                                                       (153,803)        538,635            308,183
                                                                                -------------   -------------     --------------
               Net cash used in operating activities                              (9,282,671)     (7,265,896)       (47,863,005)
                                                                                -------------   -------------     --------------

Cash flows from investing activities:
   Purchases of investment securities                                            (53,314,351)     (9,121,814)      (187,820,002)
   Sales of investment securities                                                 30,420,032      18,760,090        127,720,254
   Purchases of furniture and equipment                                             (263,461)       (208,227)       (12,314,520)
   Proceeds from sale of  furniture and equipment                                        100               -             40,100
   Issuance of note receivable                                                             -               -           (250,000)
                                                                                -------------   -------------     --------------
               Net cash (used) provided in investing activities                  (23,157,680)      9,430,049        (72,624,168)
                                                                                -------------   -------------     --------------

Cash provided by financing activities
   net proceeds from issuance of common stock                                     43,529,654        3,875.00        132,151,773
                                                                                -------------   -------------     --------------
               Net increase (decrease) in cash and cash equivalents               11,089,303       2,168,028         11,664,600
Cash and cash equivalents at beginning of period                                     575,297       2,873,792
                                                                                -------------   -------------     --------------
Cash and cash equivalents at end of period                                      $ 11,664,600     $ 5,041,820       $ 11,664,600
                                                                                =============   =============     ==============

Supplemental schedule of noncash investing and financing activities:
   Stock issued to extinguish long term-liability                                     62,500                             62,500

   Repurchase of common stock through forgiveness of
        note receivable                                                                                                 250,000

                            PATHOGENESIS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties, including, without limitation, relating to the Company's limited operating history and anticipated future losses, uncertainties relating to the Company's future profitability and ability to meet its capital needs, product development, FDA approval, government regulation, competition, market acceptance and other risks detailed in the Company's Prospectus dated April 25, 1996 filed with the Securities and Exchange Commission pursuant to Rule 424(b).

RESULTS OF OPERATIONS

 Overview

     The Company develops drugs for the treatment of serious human infectious diseases where there is a significant need for improved therapy. Since its incorporation in December 1991, the Company has been engaged in research and development, clinical trials and administrative activities. The Company's most advanced drug candidate, TOBI(TM) (tobramycin for inhalation), is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation. In March 1996, the Company completed enrollment for its Phase III clinical trials of TOBI for the treatment of chronic pseudomonal lung infections in patients with cystic fibrosis. The Company's second drug candidate, PA-1648, a novel derivative of the antibiotic rifampin, is being developed for the treatment of MAC, a tuberculosis-like disease, in AIDS patients, and tuberculosis. PathoGenesis received approval for its Investigational New Drug application for PA-1648 and initiated Phase I clinical trials in April 1995.
The Company is developing PA-824, a proprietary antibiotic, as a potential drug candidate for tuberculosis.

         Financial results for the first six months of 1996 reflect a planned increase in operating expenses for activities related to advancing potential products through the development process. Such activities include product development and clinical trials. The Company expects to invest in additional clinical, regulatory and product development efforts over the next few years.

         The Company currently has no sources of operating revenue, has incurred losses since its inception and has an accumulated deficit through June 30, 1996 of $56,499,575. The Company expects that operating losses will continue and increase for at least the next few years as total costs and expenses continue to increase due principally to the advancement of the Company's clinical development programs through various phases of clinical trials and, if successful, the cost of commercializing its first products. The Company's results of operation may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development efforts.

         In May 1996, the Company completed a public offering of 2,875,000 shares of Common Stock, including 375,000 shares of Common Stock issued upon the exercise of the underwriters' over-allotment option. The net proceeds from the offering, including those from the exercise of the over-allotment option, were approximately $43.5 million.


 Revenue
         In April 1996, the Company was awarded a competitive grant of $470,000 over two years by the United States Food and Drug Administration Office of Orphan Products Development to support the Company's ongoing Phase III clinical trials of TOBI for the treatment of chronic lung infections in cystic fibrosis patients. Revenue of $122,304 was earned from this grant in the quarter ended June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         Total operating expenses for the quarter ended June 30, 1996 increased by $770,859 to $6,096,399 from $5,325,540 for the quarter ended June 30, 1995.
Research and development expense for the second quarter increased by $849,656 to $5,006,197 in 1996 from $4,156,541 for the comparable period in 1995. Such increase was due primarily to increases in clinical development activity. General and administrative expense for the second quarter decreased by $78,797 to $1,090,202 in 1996 from $1,168,999 for the comparable period in 1995. This decrease was due primarily to compensation expense resulting from an agreement with the Company's former Chairman of the Board, which was partially offset by the reversal in 1995 of discretionary bonuses accrued in 1994 but not awarded by the Board in 1995. Excluding these compensation related items in 1995, general and adminstrative expneses would have increased by $477,874. This increase was due to higher personnel and professtional costs relating to marketing, investor relations and higher premiums for directors' and officers' liability insurance in the current quarter.

         Other income primarily represents investment income from the Company's investment securities. In the second quarter of 1996, investment income, net increased by $467,885 to $786,140 from $318,255 for the comparable period in 1995. This increase was due primarily to higher average invested cash balances.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Total operating expenses for the six months ended June 30, 1996 increased by $1,807,753 to $11,420,662 from $9,612,909 for the six months ended June 30, 1995. Research and development expense for the six months ended June 30, 1996 increased by $1,788,620 to $9,497,155 from $7,708,535 for the comparable period in 1995. This increase resulted primarily from the planned increase in product development and clinical trials. General and administration expense for the six months ended June 30, 1996 increased by $19,133 to $1,923,507 from $1,904,374 for the comparable period in 1995. This increase was due to higher personnel and professional costs relating to marketing and investor relations.

         Other income primarily represents investment income from the Company's investment securities. In the six months ended June 30, 1996, investment income, net increased by $705,874 to $1,319,986 from $614,112 for the comparable period in 1995. This increase was due primarily to higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily by the issuance of equity securities. Through June 30, 1996, the Company has raised $61,331,268 from private sales of Common Stock and $70,599,848 from two public offerings of Common Stock. Through June 30, 1996, the Company has earned net interest and investment income of $5,363,458 from investments.

         The Company's combined cash, cash equivalents and investment securities totaled $71,611,020 at June 30, 1996, an increase of $34,164,186 from the balance at December 31, 1995. This increase was due primarily to the net proceeds from the public offering of 2,875,000 shares of Common Stock in May 1996. The primary uses of cash during the quarter ended June 30, 1996, were to finance the Company's operations and working capital requirements. From the Company's inception through June 30, 1996, the Company purchased approximately $12.3 million of property and equipment.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                   None.

Item 2.    Changes in Securities                               None.

Item 3.    Defaults Upon Senior Securities                     None.

Item 4.    Submission of Matters to a Vote of Security-
             Holders                                           None.

Item 5.    Other Information                                   None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits                                        Exhibit 27. Financial Data Schedule.

           (b) Reports on Form 8-K                             None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PATHOGENESIS CORPORATION


Date:  August 14, 1996       By:  /s/ Wilbur H. Gantz
                                ----------------------
                                Wilbur H. Gantz
                                President and Chief Executive Officer


Date:  August 14, 1996       By:  /s/ Alan R. Meyer
                                --------------------
                                Alan R. Meyer
                                Senior Vice President and Chief Financial
                                   Officer