Form 10-Q
period 1996-09-30
PATHOGENESIS CORP
filed 1996-11-14
CIK 1001186

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 1996

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

        Registrant's telephone number including area code: (206) 467-8100


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


At November 11, 1996, the number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 13,897,057 shares.

                            PATHOGENESIS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS



                                                                       September 30,        December 31,
                                                                           1996                 1995
                                                                       -------------        -------------


ASSETS
Current assets
    Cash and cash equivalents                                          $  23,142,320        $     575,297
    Investment securities                                                 43,136,632           36,871,537
    Interest receivable                                                      336,100              765,216
    Grants and royalties receivable                                          142,683                    0
    Prepaid expenses                                                         298,016              671,711
                                                                       -------------        -------------
            Total current assets                                          67,055,751           38,883,761
                                                                       -------------        -------------

Property and equipment, at cost:
    Leasehold improvements                                                 6,567,451            6,435,336
    Furniture and equipment                                                5,718,984            5,338,435
                                                                       -------------        -------------
                                                                          12,286,435           11,773,771
    Less accumulated depreciation and amortization                         4,903,684            3,702,152
                                                                       -------------        -------------
            Net property and equipment                                     7,382,751            8,071,619
                                                                       -------------        -------------

Other assets, net                                                              4,145                7,758
                                                                       -------------        -------------

    Total assets                                                       $  74,442,647        $  46,963,138
                                                                       =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $     616,081        $   1,635,711
    Compensation and benefits                                                443,129              859,462
    Clinical development costs                                               984,157              876,132
    Other accrued expenses                                                   152,791               81,473
                                                                       -------------        -------------
            Total current liabilities                                      2,196,158            3,452,778
                                                                       -------------        -------------

Long-term liability                                                          171,978              461,986

Stockholders' equity:
    Preferred stock $.01 par value. Authorized 1,000,000 shares;
        issued and outstanding none                                             --                   --
    Common stock $.001 par value. Authorized 20,000,000 shares;
        issued and outstanding 13,770,182 shares                              13,770               10,898
    Additional paid-in capital                                           133,442,030           89,520,221
    Unrealized gain (loss) on investment securities                          (94,502)              38,458
    Deficit accumulated during the development stage                     (61,286,787)         (46,521,203)
                                                                       -------------        -------------

    Total stockholders' equity                                            72,074,511           43,048,374
                                                                       -------------        -------------

    Total liabilities and stockholders' equity                         $  74,442,647        $  46,963,138
                                                                       =============        =============

                            PATHOGENESIS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                                                              December 10,
                                                                                                                 1991
                                                                                                            (Incorporation)
                                                  Three Months Ended              Nine Months Ended             Through
                                                     September 30,                   September 30,           September 30,
                                             ----------------------------    ----------------------------
                                                 1996            1995            1996            1995            1996
                                             ------------    ------------    ------------    ------------    ------------
Revenue:
    Grants and Royalties                     $    160,539    $       --      $    282,843    $       --      $    282,843

Operating expenses:
    Research and development                    4,940,519       3,557,859      14,437,674      11,266,394      51,866,163
    General and administrative                    995,666         896,795       2,919,173       2,804,169      16,055,359
                                             ------------    ------------    ------------    ------------    ------------
            Total operating expenses            5,936,185       4,454,654      17,356,847      14,070,563      67,921,522
                                             ------------    ------------    ------------    ------------    ------------
            Operating Loss                     (5,775,646)     (4,454,654)    (17,074,004)    (14,070,563)    (67,638,679)
                                             ------------    ------------    ------------    ------------    ------------

Other income (expense):
    Investment income, net                      1,012,981         321,199       2,360,209         955,349       6,541,474
    Other income (expense)                        (24,547)        (11,018)        (51,789)        (31,056)       (189,582)
                                             ------------    ------------    ------------    ------------    ------------
            Net other income                      988,434         310,181       2,308,420         924,293       6,351,892

                                             ------------    ------------    ------------    ------------    ------------
            Net loss                         $ (4,787,212)   $ (4,144,473)   $(14,765,584)   $(13,146,270)   $(61,286,787)
                                             ============    ============    ============    ============    ============

Net loss per common share                    $      (0.35)   $      (0.52)   $      (1.18)   $      (1.67)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     13,759,209       7,897,706      12,468,547       7,886,191
                                             ============    ============    ============    ============

                            PATHOGENESIS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            NUMBER OF
                                                                             COMMON       PRICE                  ADDITIONAL
                                                                             SHARES        PER        COMMON      PAID -IN
      DATE                                DESCRIPTION                      OUTSTANDING    SHARE       STOCK       CAPITAL
      ----                                -----------                     -------------  -------    --------      --------
Feb to Mar 1992       Shares issued for cash                                  1,870,000      $0.08       1,870        147,730

June to Dec 1992      Shares issued for cash net of issue costs of
                      $744,966                                                4,308,500      10.00       4,309     42,335,725

November 1992         Repurchase of common stock through forgiveness
                      of note receivable                                        (25,000)     10.00         (25)      (249,975)
                      Repurchase of common stock for cash                       (46,875)      0.08         (47)        (3,703)
                      Net loss for the period ended December 31, 1992
                                                                          ----------------------------------------------------
                      Balances at Decenber 31, 1992                           6,106,625                  6,107     42,229,776

October 1993          Shares issued in payment of license fees                   50,000      10.00          50        499,950
                      Net loss for the year ended December 31, 1993
                                                                          ----------------------------------------------------
                      Balances at Decenber 31, 1993                           6,156,625                  6,157     42,729,726

March 1994            Shares issued for cash net of issue costs of
                      $1,251,739                                              1,690,677      12.00       1,690     19,093,694
                      Unrealized loss on investment securities
                      Net loss for the year ended December 31, 1994
                                                                          ----------------------------------------------------
                      Balances at Decenber 31, 1994                           7,847,302                  7,847     61,823,421

March 1995            Shares issued in payment of license fees                   50,000      12.00          50        599,950

April to Aug 1995     Exercise of stock options for cash                            413      10.00           1          4,124

November 1995         Shares issued for cash net of issue costs of
                      $2,904,274                                              3,000,000      10.00       3,000     27,092,726
                      Unrealized loss on investment securities
                      Net loss for the year ended December 31, 1995
                                                                          ----------------------------------------------------
                      Balances at Decenber 31, 1995                          10,897,715                 10,898     89,520,221

Jan to June 1996      Exercise of stock options                                   4,974      16.94           5         29,667

Jan to June 1996      Redemption of fractional shares                               (45)     12.00          (0)          (540)

February 1996         Shares issued in payment of license fees                    6,250      10.00           6         62,494

February 1996         Repurchase of common stock for cash                       (45,000)      0.08         (45)        (3,555)

May 1996              Shares issued for cash net of issue costs of
                      $3,214,628                                              2,875,000      16.25       2,875     43,501,247

July to Sept 1996     Adjustment to issue costs                                                                         1,218

July to Sept 1996     Exercise of stock options                                  31,291      10.59          31        331,314

July to Sept 1996     Redemption of fractional shares                                (3)     12.00          (0)           (36)
                      Unrealized loss on investment securities
                      Net loss for the period ended September 30, 1996
                                                                          ----------------------------------------------------
                      Balances at September 30, 1996                         13,770,182                 13,770    133,442,030
                                                                          ====================================================

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                                           UNREALIZED     DURING THE        TOTAL
                                                                             LOSS ON      DEVELOPMENT   STOCKHOLDERS'
      DATE                                DESCRIPTION                      INVESTMENTS      STAGE          EQUITY
      ----                                -----------                     -------------  ------------   -------------
Feb to Mar 1992       Shares issued for cash                                                                   149,600

June to Dec 1992      Shares issued for cash net of issue costs of
                      $744,966                                                                              42,340,034

November 1992         Repurchase of common stock through forgiveness
                      of note receivable                                                                      (250,000)
                      Repurchase of common stock for cash                                                       (3,750)
                      Net loss for the period ended December 31, 1992                       (2,930,285)     (2,930,285)
                                                                          ---------------------------------------------
                      Balances at Decenber 31, 1992                                         (2,930,285)      39,305,599

October 1993          Shares issued in payment of license fees                                                 500,000
                      Net loss for the year ended December 31, 1993                        (10,804,878)    (10,804,878)
                                                                          ---------------------------------------------
                      Balances at Decenber 31, 1993                                        (13,735,163)     29,000,721

March 1994            Shares issued for cash net of issue costs of
                      $1,251,739                                                                            19,095,384
                      Unrealized loss on investment securities                 (172,809)                      (172,809)
                      Net loss for the year ended December 31, 1994                        (14,762,117)    (14,762,117)
                                                                          ---------------------------------------------
                      Balances at Decenber 31, 1994                            (172,809)   (28,497,280)     33,161,179

March 1995            Shares issued in payment of license fees                                                 600,000

April to Aug 1995     Exercise of stock options for cash                                                         4,125

November 1995         Shares issued for cash net of issue costs of
                      $2,904,274                                                                            27,095,726
                      Unrealized loss on investment securities                  211,267                        211,267
                      Net loss for the year ended December 31, 1995                        (18,023,923)    (18,023,923)
                                                                          ---------------------------------------------
                      Balances at Decenber 31, 1995                              38,458    (46,521,203)     43,048,374

Jan to June 1996      Exercise of stock options                                                                 29,672

Jan to June 1996      Redemption of fractional shares                                                             (540)

February 1996         Shares issued in payment of license fees                                                  62,500

February 1996         Repurchase of common stock for cash                                                       (3,600)

May 1996              Shares issued for cash net of issue costs of
                      $3,214,628                                                                            43,504,122

July to Sept 1996     Adjustment to issue costs                                                                  1,218

July to Sept 1996     Exercise of stock options                                                                331,345

July to Sept 1996     Redemption of fractional shares                                                              (36)
                      Unrealized loss on investment securities                 (132,960)                      (132,960)
                      Net loss for the period ended September 30, 1996                     (14,765,584)    (14,765,584)
                                                                          ---------------------------------------------
                      Balances at September 30, 1996                            (94,502)   (61,286,787)      72,074,511
                                                                          =============================================

                            PATHOGENESIS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   December 10,
                                                                                                                       1991
                                                                                                                  (Incorporation)
                                                                                  Nine Months Ended                   Through
                                                                                     September 30,                  September 30,
                                                                              1996                 1995                 1996
                                                                          -------------        -------------        -------------
Cash flows from operating activities:
   Net loss                                                               $ (14,765,584)       $ (13,146,270)       $ (61,286,787)

   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                          1,202,884            1,170,273            5,019,465
       Amortization of investment premiums                                     (135,877)             110,856              236,473
       Common stock issued in payment of license fees                              --                600,000            1,159,000
       Loss on sale of furniture and equipment                                      315               63,174
       Change in certain assets and liabilities:
         Interest receivable                                                    429,116             (336,100)
         Grants and royalties receivable                                       (142,683)            (142,683)
         Prepaid expenses                                                       373,695              (12,543)            (298,016)
         Other assets, net                                                        3,613               (1,043)              (4,145)
         Accounts payable                                                    (1,019,630)            (160,197)             616,081
         Compensation and benefits                                             (416,333)            (136,205)             503,129
         Clinical development costs                                             108,025             (172,368)             984,157
         Other accrued expenses                                                  71,318              (63,689)             152,791
         Long-term liability                                                   (227,508)             507,086              234,478
                                                                          -------------        -------------        -------------
               Net cash used in operating activities                        (14,518,649)         (11,304,100)         (53,098,983)
                                                                          -------------        -------------        -------------

Cash flows from investing activities:
   Purchases of investment securities                                       (87,656,851)         (13,007,643)        (222,162,502)
   Sales of investment securities                                            81,394,672           22,637,557          178,694,894
   Purchases of furniture and equipment                                        (514,430)            (258,178)         (12,565,489)
   Proceeds from sale of  furniture and equipment                                   100                 --                 40,100
   Issuance of note receivable                                                     --                   --               (250,000)
                                                                          -------------        -------------        -------------
               Net cash (used) provided in investing activities              (6,776,509)           9,371,736          (56,242,997)
                                                                          -------------        -------------        -------------

Cash provided by financing activities
   net proceeds from issuance of common stock                                43,862,181                4,125          132,484,300
                                                                          -------------        -------------        -------------
               Net increase (decrease) in cash and cash equivalents          22,567,023           (1,928,239)          23,142,320
Cash and cash equivalents at beginning of period                                575,297            2,873,792
                                                                          -------------        -------------        -------------
Cash and cash equivalents at end of period                                $  23,142,320        $     945,553        $  23,142,320
                                                                          =============        =============        =============

Supplemental schedule of noncash investing and financing activities:

   Stock issued to extinguish long term-liability                                62,500                                    62,500

   Repurchase of common stock through forgiveness of
       note receivable                                                                                                    250,000

                            PATHOGENESIS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995 AND 1996



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

RESULTS OF OPERATIONS

 Overview

     The Company develops drugs for the treatment of serious human infectious diseases where there is a significant need for improved therapy. Since its incorporation in December 1991, the Company has been engaged in research and development, clinical trials and administrative activities. The Company's most advanced drug candidate, TOBI(TM) (tobramycin for inhalation), is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation. In October 1996, the Company completed Phase III clinical trials of TOBI for the treatment of chronic pseudomonal lung infections in patients with cystic fibrosis. The Company's second drug candidate, PA-1648, a novel derivative of the antibiotic rifampin, is being developed for the treatment of MAC, a tuberculosis-like disease, in AIDS patients, and tuberculosis. PathoGenesis is currently in Phase I clinical trials for PA-1648. The Company has also selected PA-824, a newly synthesized antibiotic, for further research as a drug candidate for tuberculosis.

         Financial results for the first nine months of 1996 reflect a planned increase in operating expenses for activities related to advancing potential products through the development process. Such activities include product development and clinical trials. The Company expects to invest in additional clinical, regulatory and product development efforts over the next few years.

         The Company currently has limited sources of revenue, has incurred losses since its inception and has an accumulated deficit through September 30, 1996 of $61,286,787. The Company expects that operating losses will continue and increase for at least the next few years as total costs and expenses continue to increase due principally to the advancement of the Company's clinical development programs through various phases of clinical trials and, if successful, the cost of commercializing its first products. The Company's results of operations may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development efforts.

     In August 1996, the Company exercised its option for an additional 26,000 square feet of combined laboratory and office space contiguous to the Company's principal facility in Seattle, Washington. Approximately one-half of the additional space will be occupied by the Company and the remainder will be subleased for approximately four years. The Company is currently negotiating a lease agreement relating to an 18,000 square foot facility in Clinton, New Jersey, in which it plans to establish an operations support center.

Revenue

     In April 1996, the Company was awarded a competitive grant of $470,000 for two years by the United States Food and Drug Adminstration Office of Orphan Products Development to support the Company's recently completed Phase III clinical trials of TOBI for the treatment of chronic pseudomonal lung infections in cystic fibrosis patients. Revenue of $41,039 was earned from this grant in the quarter ended September 30, 1996.

     In May 1996, the Company entered into a distribution agreement with Bohdan Automation, Inc. ("Bohdan") pursuant to which Bohdan has agreed to manufacture and sell a proprietary combinatorial chemistry system invented by the Company. Revenue of $118,000 was earned from this arrangement in the quarter ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Total operating expenses for the quarter ended September 30, 1996 increased by $1,481,531 to $5,936,185 from $4,454,654 for the quarter ended September 30, 1995. Research and development expense for the third quarter increased by $1,382,660 to $4,940,519 in 1996 from $3,557,859 for the comparable period in 1995. Such increase was due primarily to increases in clinical development activity. General and administrative expense for the third quarter increased by $98,871 to $995,666 in 1996 from $896,795 for the comparable period in 1995. This increase was due to higher personnel and professional costs relating to marketing, investor relations and higher premiums for directors' and officers' liability insurance in the current quarter.

         Other income primarily represents investment income from the Company's investment securities. In the third quarter of 1996, investment income, net increased by $678,253 to $988.434 from $310,181 for the comparable period in 1995. Such increase was due primarily to higher average invested cash balances.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Total operating expenses for the nine months ended September 30, 1996 increased by $3,286,284 to $17,356,847 from $14,070,563 for the nine months ended September 30, 1995. Research and development expense for the nine months ended September 30, 1996 increased by $3,171,280 to $14,437,674 from $11,266,394 for the comparable period in 1995. This increase resulted primarily from the planned increase in product development and clinical trials. General and administrative expense for the nine months ended September 30, 1996 increased by $115,004 to $2,919,173 from $2,804,169 for the comparable period in 1995. This increase was due to higher personnel and professional costs relating to marketing and investor relations and higher premiums for directors' and officers' liability insurance in the current period.

         Other income primarily represents investment income from the Company's investment securities. In the nine months ended September 30, 1996, investment income, net increased by $1,384,127 to $2,308,420 from $924,293 for the comparable period in 1995. This increase was due primarily to higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily by the issuance of equity securities. Through September 30, 1996, the Company has raised $61,331,268 from private sales of Common Stock and $70,599,848 from two public offerings of Common Stock. Through September 30, 1996, the Company has earned net interest and investment income of $6,351,892 from investments.

         The Company's combined cash, cash equivalents and investment securities totaled $66,278,952 at September 30, 1996, an increase of $28,832,118 from the balance at December 31, 1995. This increase was due primarily to the net proceeds from the public offering of 2,875,000 shares of Common Stock in May 1996. The primary uses of cash during the quarter ended September 30, 1996, were to finance the Company's operations and working capital requirements. From the Company's inception through September 30, 1996, the Company purchased approximately $12.6 million of property and equipment.

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

Item 1.           Legal Proceedings                                    None.

Item 2.           Changes in Securities                                None.

Item 3.           Defaults Upon Senior Securities                      None.

Item 4.           Submission of Matters to a Vote of Security-
                             Holders

                  On July 10, 1996 the Company held its Annual Meeting of Stockholders. The holders of 13,735,927 shares of Common Stock of the Company were entitled to vote at the meeting and the holders of 9,989,225 shares of Common Stock, or 72.7% of shares entitled to vote at the meeting, were represented by proxy. No stockholders were present in person. The following actions took place:

                  1. The holders of 9,956,300 shares of Common Stock voted for the election of Alan R. Meyer to continue to serve as director of the Company and the holders of 32,925 shares of Common Stock abstained from voting. The holders of 9,954,217 shares of Common Stock voted for the election of Michael J. Montgomery to continue to serve as director of the Company and the holders of 35,008 shares of Common Stock abstained from voting. No stockholders voted against either of the nominees.

                  2. The stockholders approved a proposal to adopt the Company's 1996 Stock Option Plan for Non-Employee Directors. The holders of 9,677,788 shares of Common Stock voted for the proposal, the holders of 180,752 shares of Common Stock voted against the proposal and the holders of 130,685 shares of Common Stock abstained from voting.

                  3. Finally, the stockholders ratified the appointment of KPMG Peat Marwick LLP, as independent accountants of the Company for the fiscal year ending December 31, 1997. The holders of 9,965,897 shares of Common Stock voted for the ratification, the holders of 15,818 shares of Common Stock voted against the ratification and the holders of 7,510 shares of Common Stock abstained from voting.

Item 5.           Other Information

                           On November 7, 1996, the Board of Directors of the
                  Company voted to expand the numbers of members of the Board of Directors of the Company to nine members and elected Elizabeth
                  M. Greetham as a Director of the Company. Ms. Greetham is a portfolio manager with Weiss Peck & Greer, LLC, a New York-based money management firm, having responsibilities for healthcare investments. Ms. Greetham currently serves as a director with several bio-pharmaceutical firms.

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


                                PATHOGENESIS CORPORATION



  Date: November 13, 1996       By:     WILBUR H. GANTZ
                                    ------------------------------------------
                                        Wilbur H. Gantz
                                        President and Chief Executive Officer


  Date: November 13, 1996       By:     ALAN R. MEYER
                                    ------------------------------------------
                                        Alan R. Meyer
                                        Senior Vice President and Chief
                                        Financial Officer