Form 10-K
period 1996-12-31
PATHOGENESIS CORP
filed 1997-03-28
CIK 1001186

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-K

   XX Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 31, 1996.

      Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for transition period from _______ to ________.

Commission File No. 0-27150

                          PATHOGENESIS CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                                        91-1542150
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

201 Elliott Avenue West, Seattle, Washington  98119
(Address of principal executive offices)

Registrant's telephone number, including area code: (206) 467-8100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                             Title of Each Class
                             -------------------

                   Common Stock, $.001 par value per share

     Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                  Yes    X                      No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X

     As of March 26, 1997, there were 16,049,685 shares of common stock, $.001 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing bid price of the Registrant's common stock quoted on the NASDAQ National Market on March 26, 1997 of $25.50 per share was approximately $364,334,718.00.

      Document Incorporated by Reference: portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A relating to its Annual Meeting of Stockholders to be held on or about June 25, 1997 (the "Proxy Statement") that are specifically identified herein are incorporated by reference into Part III of this report.

--------
1 For purposes of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own 10% or more of the Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART I

     This Annual Report of Form 10-K contains forward looking statements that involve certain risks and uncertainties. The Registrant's actual results could differ materially from the results discussed in the forward looking statements. See "Cautionary Statements Regarding Forward-Looking Statements."

Item 1. Business

Summary

     PathoGenesis Corporation ("PathoGenesis" or the "Registrant") develops novel drugs to treat serious, chronic human infectious diseases where there is a significant need for improved therapy. The Registrant's lead drug candidate, TOBI(TM) (tobramycin for inhalation), is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. In January 1997, PathoGenesis announced results from its two pivotal Phase III clinical trials of TOBI for treatment of chronic Pseudomonas aeruginosa ("P. aeruginosa") lung infections in people with cystic fibrosis. The Registrant intends to file a New Drug Application (an "NDA") for TOBI in cystic fibrosis patients with the United States Food and Drug Administration (the "FDA") in the second quarter of 1997. The FDA has agreed to an expedited review of such NDA, which may accelerate the application review process. Based on the potential efficacy of delivering a high concentration of tobramycin directly to the site of infection in the lungs, the Registrant also intends to commence Phase II clinical trials of TOBI in patients suffering from bronchiectasis (a form of severe chronic bronchitis) and tuberculosis during 1997. The Registrant's second drug candidate, PA-1648, a derivative of the antibiotic rifampin, is being developed for the treatment of tuberculosis. The Registrant intends to commence Phase II clinical trials of PA-1648 in tuberculosis patients during 1997. The Registrant is also developing PA-824, a proprietary antibiotic, to treat tuberculosis.

     While the Registrant currently intends to file an NDA for TOBI in cystic fibrosis patients in the second quarter of 1997 and the FDA has agreed to an expedited review of such NDA, there can be no assurance as to the timing of such filing or the outcome or timing of the FDA's review of such filing. Additionally, there can be no assurance that TOBI, if approved by the FDA, will achieve market acceptance. Furthermore, no assurance can be given that the results of any of the anticipated additional clinical trials to be conducted by the Registrant will be consistent with results obtained in the clinical trials for TOBI in cystic fibrosis patients or that such trials will be completed within anticipated time frames, if at all.

Products Under Development

     The following table summarizes the indication, development status, estimated length of therapy and approximate number of U.S. patients for the drug candidates under development by the Registrant.

                                                                                                        Approximate
                               Drug                                          Estimated                  Number of
Indication                     Candidate       Development Status*           Length of Therapy          U.S. Patients
----------                     ---------       -------------------           -----------------          -------------
Cystic fibrosis lung           TOBI            Phase III clinical trials     10-15 years                30,000
infections....................                 completed; intended
                                               NDA filing in second
                                               quarter of 1997
Bronchiectasis (a form         TOBI            Phase II clinical trials      5-10 years                100,000
   of severe chronic                           intended to commence in
   bronchitis)................                 1997
Tuberculosis (adjunct          TOBI            Phase II clinical trials      Less than 1 month          25,000
   therapy for patients                        intended to commence in
   with contagious                             1997
   pulmonary
   tuberculosis)..............
Tuberculosis.................. PA-1648         Phase II clinical trials      4-6 months                 25,000
                                               intended to commence in
                                               1997
Tuberculosis.................. PA-824          Preclinical development       4-6 months                 25,000

-----------

*See "Business-Government Regulation and Product Testing" for a description of the various phases of clinical testing.


TOBI for Cystic Fibrosis Lung Infections

     TOBI is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation. Intravenous tobramycin has been approved for marketing for over 20 years. Tobramycin is a member of an antibiotic complex called nebramycin, a fermentation product which was isolated in 1967 from Streptomyces tenebrarius by scientists at Eli Lilly and Company. This fermentation product was designated tobramycin, a water-soluble compound belonging to the group of antibiotics called aminoglycosides. Like other aminoglycosides, tobramycin inhibits bacterial protein synthesis and is most active against gram-negative bacteria.

     The Registrant is initially seeking to develop TOBI for the treatment of chronic pseudomonal lung infections in cystic fibrosis patients. The Registrant also intends to develop TOBI as a primary therapy for bronchiectasis, a form of severe chronic bronchitis, and as an adjunct therapy for tuberculosis.

     Cystic Fibrosis

     Cystic fibrosis is a genetic disease that occurs in one out of every 3,000 births in the United States and Europe. The genetic defect results in the accumulation of thick, tenacious mucus in the lungs. Early in life, cystic fibrosis patients typically have bacterial infections comparable to other children. While the majority of these infections are treated effectively in these patients, the accumulation of mucus in the lungs usually leads to life-long infections predominantly with a bacterium known as P. aeruginosa.

     Once established, persistent pseudomonal infection becomes the predominant factor in the progression of the lung disease. The persistent local infection causes a strong inflammatory response in the patient resulting in progressive destruction of lung tissue. In addition, periodic flare-ups of pseudomonal infection cause life-threatening episodes and hospitalization. Over a period of decades, the persistent infection and acute flare-ups lead to death, occurring at an average age of 30 years. Treatment of pseudomonal infection using TOBI would be expected to begin at the first detection of pseudomonal bacteria and then to continue throughout the patient's lifetime.

     For over 20 years, intravenous delivery of tobramycin for short periods (typically 10-14 days) has been available to treat acute flare-ups of pseudomonal infection common in patients with cystic fibrosis. Compared to other aminoglycosides, tobramycin is more active against P. aeruginosa by at least two- to four-fold and is generally less toxic. However, high doses of intravenous tobramycin are required in the blood, which increases the risk of adverse side effects such as significant kidney damage and hearing loss. Furthermore, P. aeruginosa is rarely permanently eradicated following therapy for acute flare-ups. Thus, cystic fibrosis patients are subjected to frequent periods of hospitalization for intravenous therapy with tobramycin. As the cumulative systemic exposure increases, so does the risk of potential adverse side effects. Intravenous therapy also increases the hardship on the patient because it normally requires hospitalization, which increases treatment costs, exposes the patient to potential hospital-acquired infections and disrupts education and family life.

     The Registrant believes that inhalation of TOBI will prove to be superior to intravenous tobramycin therapy for cystic fibrosis patients, since on average 100-fold greater concentrations of the antibiotic can be delivered to the actual site of infection by directly depositing the antibiotic on the airway lining. The Registrant believes that such concentrations of TOBI should suppress the growth of P. aeruginosa in the lungs of cystic fibrosis patients. Aerosol delivery should also reduce the risk of toxicity because the airway lining restricts the absorption of tobramycin into the bloodstream, thereby preventing tobramycin from reaching toxic systemic levels. Thus, the improved safety profile of tobramycin by inhalation may allow long-term therapy. See "Business--PathoGenesis' Development of TOBI for Cystic Fibrosis."

     The Registrant believes that the market opportunity for TOBI as a treatment for chronic pseudomonal lung infections in cystic fibrosis patients is significant and growing. There are approximately 30,000 cystic fibrosis patients in the United States, according to the Cystic Fibrosis Foundation, and a comparable number in Europe. Pseudomonal bacteria infect the lungs of approximately 60% of all patients with the disease, according to data gathered during 1995 by the Cystic Fibrosis Foundation. Infection with pseudomonal bacteria occurs increasingly as the patient ages, resulting in over 70% of cystic fibrosis patients above the age of 15 being infected.

     Historical Development of Inhaled Tobramycin for Cystic Fibrosis

     Inhaled tobramycin has been used experimentally by various clinical investigators and physicians to treat pseudomonal infection in cystic fibrosis patients for approximately 20 years. Various solutions of tobramycin for inhalation have been formulated by pharmacists and physicians from commercially available sources; however, the use of these formulations for inhalation has not been approved by the FDA. Because physicians using inhaled tobramycin used different formulations and reported conflicting results, the Cystic Fibrosis Foundation financed a long-term program to develop a more complete understanding of aerosol administration. In conjunction with this program, investigators at Children's Hospital and Medical Center in Seattle found that not all nebulizers (devices used to produce the aerosol) studied delivered the tobramycin to the affected area of the lung. In addition, the doses used were frequently insufficient. Higher doses are required in inhaled therapy than in intravenous therapy, since inhaled therapy has to pass through the sputum (phlegm), which partially binds and inactivates tobramycin. In a series of Phase I and Phase II trials between 1983 and 1988, the Children's Hospital investigators arrived at a safe and potentially therapeutic dosage, solution and nebulizer combination. Subsequently, the investigators tested their method in a multi-center randomized controlled trial. The results of this study were published in the New England Journal of Medicine ("NEJM") in June 1993. The study population consisted of 71 clinically stable cystic fibrosis patients who had persistent infection with P. aeruginosa in their lung air passages. The study design was a cross-over, with half the patients starting on inhaled tobramycin and the other half on a placebo aerosol. After one month the groups were switched and the study continued for an additional two months.

     The goals of the multi-center study were to show that inhaled tobramycin reduces pseudomonal bacteria in the lungs of cystic fibrosis patients, mitigates the inflammatory response to the bacteria (the cause of progressive lung destruction), improves lung function and demonstrates safety. The study was successful in all four areas. While on inhaled tobramycin therapy, patients maintained on average a 100-fold decrease in their pseudomonal bacteria counts. One month after the cessation of treatment with inhaled tobramycin, the levels of bacteria returned to the baseline prior to treatment. Inflammation, the cause of progressive lung destruction in cystic fibrosis patients, was diminished during therapy. This was measured by the white blood cell count that dropped on average 15% during treatment. After one month, lung function compared to placebo was on average 10% better in the inhaled tobramycin-treated group. Toxicities associated with intravenous administration of tobramycin, such as significant kidney damage or hearing loss, were not found.

     The Registrant believes that these study results indicate that tobramycin for inhalation could represent a significant advance in the care of patients with cystic fibrosis. A cystic fibrosis patient's pulmonary function on average declines two to three percent per year with the median age of death currently at 30 years. Thus, a 10% improvement in lung function typically represents a return to what a cystic fibrosis patient's lung function was three to four years earlier. In addition, since physical activity is largely determined by level of lung function, exercise tolerance could improve in patients.

     One concern with long-term administration of any antibiotic is the emergence of drug-resistant bacteria. However, intravenous tobramycin therapy for acute flare-ups of pseudomonal infection in cystic fibrosis patients is usually efficacious even though resistant pseudomonal bacteria are frequently found. The Registrant does not believe that resistant pseudomonal bacteria will significantly limit the potential efficacy of TOBI for cystic fibrosis patients because on average 100-fold greater concentrations of tobramycin can be delivered by inhalation to affected areas of the lung, while limiting the concentration of the antibiotic in the bloodstream.

     The Registrant obtained exclusive worldwide licenses from each of the Cystic Fibrosis Foundation and Children's Hospital and Medical Center in Seattle for patents, research and technology relating to the use of an aerosol tobramycin solution or any other aerosol aminoglycoside solution for the treatment of bronchopulmonary infections. See "Business-Licenses and Other Agreements." The Registrant will submit the clinical data from the Cystic Fibrosis Foundation-sponsored study in support of its anticipated NDA for TOBI for cystic fibrosis.

     PathoGenesis' Development of TOBI for Cystic Fibrosis

     In order to provide a more economical and convenient form of therapy, the Registrant developed a number of modifications to the initial treatment protocol published in the NEJM, including a new concentrated, preservative-free formulation of tobramycin solution for inhalation in jet nebulizers. The Registrant has also developed an easy-to-use, disposable plastic vial that contains premixed tobramycin solution. These improvements have resulted in a substantial reduction of set-up and treatment time. The new hand-held jet nebulizers are commercially available, are powered by a portable air compressor, and are convenient to use and to clean. In March 1996, the Registrant was awarded a competitive $470,000 grant by the FDA Office of Orphan Products Development to support its Phase III clinical trials of TOBI for the treatment of chronic lung infections in cystic fibrosis patients.

     In January 1997, PathoGenesis announced results from its two pivotal double-blind, placebo-controlled Phase III clinical trials of TOBI in patients with cystic fibrosis. A total of 468 patients in 69 cystic fibrosis care centers in the United States completed the trials. Treatment with the drug or a placebo was intermittent for six months, with patients on aerosolized treatment twice daily for four weeks, then off therapy for four weeks. During the trials, patients continued to be treated with standard therapies as symptoms warranted.

     TOBI improved lung function, the primary end point of the study, in the two pivotal trials, resulting in an improvement of more than 11% compared with placebo by the end of the six-month study period. In addition, the mean number of hospitalization days (the secondary end point) across both studies declined 36% to 5.2 days for the TOBI group versus 8.2 days for the placebo group. Observed bacterial counts in the sputum of patients taking TOBI declined, while observed bacterial counts increased in the placebo group. Over the six-month study period, the difference in observed bacterial density between the two groups was 10-fold. The foregoing data were statistically significant when analyzed on an "intent to treat" basis.

     Reported adverse events were comparable between the groups taking TOBI and the placebo. In TOBI patients, the presence of pseudomonal bacteria potentially resistant to levels of tobramycin in the lungs achieved by aerosol administration was low: 4.0% at the beginning and 5.4% at the end of the trials.

     All patients who completed the Phase III clinical trials were eligible for a follow-on program, allowing them to receive TOBI treatment for another 12-month period. More than 85% of the patients chose to participate. This program is designed to allow PathoGenesis to gather longer-term safety and efficacy data, and will be part of the NDA for TOBI for cystic fibrosis that the Registrant intends to file with the FDA. PathoGenesis also completed a long-term (180-day) animal toxicology study in 1996, which showed no safety problems at clinically relevant doses.

     The Registrant intends to file an NDA for TOBI in cystic fibrosis patients with the FDA in the second quarter of 1997. In February 1997, the FDA notified the Registrant that it has agreed to an expedited review of the Registrant's anticipated NDA for TOBI for cystic fibrosis. The FDA has agreed that in order to facilitate an expedited review, the Registrant may pre-submit chemistry, stability and other non-clinical data as addenda to its previously filed investigational new drug ("IND") application. See "Business--Government Regulation and Product Testing."

     The Registrant is currently working with a nine-member advisory board comprised of European clinicians to initiate open-label clinical trials of TOBI for cystic fibrosis in 1997. The studies will be conducted in several European countries to seek to validate TOBI's safety and efficacy given the differences in standard therapy between the United States and Europe. For example, the trials would evaluate nebulizers commonly in use in Europe, but not in use in the United States. PathoGenesis expects to use this data to supplement its U.S. data on TOBI in filings with European regulatory authorities in 1998.

     There can be no assurances that the Registrant's planned drug development efforts for TOBI, or any other compound, will be successful or completed within anticipated time frames, or at all, or that regulatory approvals will be obtained.

     Orphan Drug Designation; Patent Filings

     In October 1994, the Registrant received an Orphan Drug designation from the FDA for the use of tobramycin for inhalation in the treatment of pseudomonal pulmonary infections in cystic fibrosis patients. The Orphan Drug designation would provide the Registrant with a seven-year marketing exclusivity in the United States if the Registrant is the first FDA-approved applicant for the drug in the specified indication. While the Registrant is not aware of any other companies that have sought an Orphan Drug designation for tobramycin for inhalation for this indication, there can be no assurance that other companies will not seek such a designation in the future and obtain FDA marketing approval before the Registrant obtains such approval. If another company obtains marketing approval for the use of tobramycin for inhalation in the treatment of pseudomonal pulmonary infections in cystic fibrosis patients and receives seven-year marketing exclusivity, the Registrant would not be permitted by the FDA to market TOBI in the United States during the exclusivity period. In addition, in April 1996, the Registrant received a United States patent on the TOBI formulation and has filed patent applications in major foreign markets.

TOBI for Bronchiectasis

     Bronchiectasis is a lung disease in which previous bouts of viral or bacterial infection have damaged the air passages and compromised the lungs' normal defenses against airway infection. In bronchiectasis, persistent bacterial infection is present in air passages of the lungs and causes inflammation, which leads to progressive lung damage. The late-stage clinical manifestations are similar to cystic fibrosis lung disease, except the age group is usually older (in the age range of 50 to 70 years). There are approximately 100,000 people afflicted with bronchiectasis in the United States. These patients are often diagnosed as having a form of severe chronic bronchitis and require a significant number of hospitalizations to treat complications of the condition.

     Due to certain clinical similarities between cystic fibrosis and bronchiectasis, the Registrant believes TOBI should suppress bacterial growth in the lungs of bronchiectasis patients and thereby decrease inflammation and progressive lung damage. The Registrant intends to commence Phase II clinical trials of TOBI for bronchiectasis in 1997. The Registrant has prepared protocols and selected clinical investigators for the proposed trials. The Registrant intends to commence these trials upon receipt of all applicable regulatory and independent institutional review board ("IRB") approvals. There can be no assurance, however, that the Registrant will be successful in its efforts to develop TOBI for this indication, or, that the Registrant's Phase II clinical trials will be commenced or completed within the anticipated time frames, if at all.

Tuberculosis Drug Development Program

     For the past 25 years, there has been limited development of drugs to treat tuberculosis, which ranks as one of the most serious infectious diseases worldwide because of its highly contagious nature, worldwide prevalence and increasing levels of drug resistance. For these reasons, as well as its experience in respiratory infections, PathoGenesis has identified tuberculosis as a target for three drug candidates: TOBI, PA-1648 and PA-824.

     The goal of PathoGenesis' tuberculosis drug development program is to develop drug candidates that can provide significant benefit to tuberculosis patients, either as an adjunct (supplemental) therapy or as a replacement for one of the four drugs in the current standard primary regimen of therapy (isoniazid, rifampin, ethambutol and pyrazinamide). For example, the Registrant intends to research whether TOBI can shorten the contagious period, reducing the risk that tuberculosis patients might infect family members or medical personnel. The Registrant believes PA-1648 may be a candidate to replace rifampin and may require less frequent dosing. Additionally, in preclinical development, PA-824 has shown action against multi-drug-resistant strains of tuberculosis and may be a candidate to replace or supplement isoniazid.

     Tuberculosis

     A century after the discovery of Mycobacterium tuberculosis (M. tuberculosis), the bacterium causing tuberculosis, this disease continues to be one of the most serious infectious diseases outside of developed countries, with over one billion people infected worldwide. The vast majority of these infections are latent (inactive) cases, which may typically exist for decades prior to activation and manifestation of lung disease. The worldwide infection rate results in approximately eight million active tuberculosis cases annually and over two million deaths per year.

     In the United States, an average of 25,000 new cases of active tuberculosis has been reported annually for the past five years. Active cases are increasing due to the susceptibility of AIDS patients, who have a shortened or non-existent latent phase, and to increased immigration from developing countries that have a high prevalence of latent infection. The Centers for Disease Control and Prevention ("CDC") estimate that over 10 million people in the United States have latent infections.

     Initial exposure to M. tuberculosis from an active case results in a latent infection of the lung, which can usually be diagnosed using a tuberculosis skin test. After a latent phase ranging from months to decades, the bacteria may resume active growth. If untreated, the patient then typically develops progressive tuberculosis pneumonia with loss of lung function, severe weight loss and eventual death. Patients with active tuberculosis are extremely infectious. Those in close contact with such patients are at risk of becoming infected by exposure to airborne droplets produced from coughing. The most effective way to control the spread of tuberculosis is through early identification and thorough treatment of active cases.

     For the past 25 years, there has been limited development of anti-tuberculosis drugs. Patents on all four of the drugs in the current standard regimen of therapy to treat tuberculosis have expired. Currently, active tuberculosis is treated with a regimen of at least three different drugs taken daily for a minimum of six months. Multi-drug therapy is used in order to reduce the emergence of drug-resistant bacteria and shorten the treatment duration. Failure to fully comply with this complicated, long-term therapy can result in relapse. In addition, the therapy can be toxic, often causing side effects including severe gastrointestinal upset and hepatitis. Overall the mortality rate of drug-related adverse effects is approximately one in two thousand. While studies have shown that current therapies are effective if the patient adheres to and completes the treatment course, up to 30% of these patients relapse due to non-compliance.

     Partial or incomplete treatment of active tuberculosis is the primary cause of the development of drug-resistant tuberculosis. Almost 20% of recent active tuberculosis cases in New York City have shown resistance to two or more of the components of the standard regimen of therapy. At present, the pharmaceutical component of tuberculosis therapy is relatively inexpensive. However, a number of cities have instituted, at a very high cost, directly observed therapy programs in which administration of every oral dose is observed by a health care worker. The growth of directly observed treatment procedures, while intended to reduce non-compliance, has greatly increased the overall cost of therapy. Consequently, the Registrant believes that a significant market opportunity exists for a tuberculosis drug regimen which could decrease the frequency of administration and shorten the course of multi-drug treatment. This could result in improved compliance levels and diminished risk of relapse.

     TOBI for Tuberculosis

     The increasing incidence of multi-drug-resistant strains of tuberculosis has compromised the ability of the health care system to treat active cases in order to prevent the transmission of the infection by coughing. In in vitro testing, tuberculosis bacteria, including multi-drug-resistant strains, have been killed by high concentrations of TOBI. The Registrant believes that TOBI therapy may potentially be most useful in patients with multi-drug-resistant tuberculosis who respond slowly to primary therapy and require expensive isolation until they are no longer infectious. Generally, patients are contagious for a period of up to two weeks.

     The Registrant intends to commence Phase II clinical trials of TOBI in 1997 as an adjunct therapy for patients with contagious pulmonary tuberculosis to shorten the infectious period after systemic anti-tuberculosis therapy has been started. The Registrant believes that this adjunct therapy may benefit the patient as well as prevent secondary transmission to family members and health care workers.

     In April 1996, the Registrant filed a provisional patent application with the PTO for use of the TOBI formulation for the treatment of tuberculosis. There can be no assurance that the Registrant will be successful in its efforts to develop TOBI for this indication, or that the Registrant's Phase II clinical trials will be commenced or completed within the anticipated time frames, if at all.

     PA-1648

     PA-1648 is one of the Registrant's drug candidates to be included in the standard regimen of therapy for the treatment of tuberculosis. PA-1648 is a novel derivative of the generic drug rifampin, one of the antibiotics in the current standard regimen of therapy used to treat tuberculosis. PA-1648 was synthesized, tested for anti-mycobacterial activity and patented in the United States and major foreign markets by Kaneka Coporation ("Kaneka") under the name KRM-1648. Kaneka has granted exclusive rights to the Registrant for the development, marketing and sale of PA-1648 in the United States, Canada and Mexico.

     More than 20 peer-reviewed articles have reported the in vitro and in vivo (animal) efficacy of PA-1648 against both tuberculosis and disseminated Mycobacterium avium complex (MAC) infections, a tuberculosis-like disease affecting AIDS patients. The Registrant has also conducted confirmatory in vitro and in vivo studies. In preclinical studies, PA-1648 has demonstrated several characteristics suggesting that it could be superior to rifampin for use in treating tuberculosis and MAC. In in vitro studies, PA-1648 has been shown to be
(i) eight- to 80-fold more potent than rifampin against M. tuberculosis and MAC;
(ii) active against multiple strains of M. tuberculosis and MAC; and (iii) potent against other intracellular pathogens, particularly chlamydia. PA-1648 has also shown efficacy in animal models of tuberculosis and disseminated MAC infections that are generally believed to have been predictive of the clinical efficacy of other antibiotics. With the advent of new therapies to treat HIV infections, the incidence of MAC has declined significantly. Because of MAC's declining frequency, the Registrant has decided to focus on the clinical development of PA-1648 for tuberculosis and to conduct studies of PA-1648 to treat MAC infections at a later date only if the market warrants further development for this indication.

     In December 1996, PathoGenesis completed a series of Phase I clinical trials of PA-1648 in healthy volunteers under an FDA-approved investigational new drug ("IND") application. The Phase I data suggest that PA-1648 has a longer half-life in humans than rifampin. The half-life for rifampin in humans averages two to three hours, while the Registrant's Phase I results indicate PA-1648 has an average half-life of at least 48 hours. In addition, PathoGenesis' data indicates that the ratio of intracellular drug concentrations to extracellular drug concentrations is much higher for PA-1648 compared with other rifampins. PathoGenesis believes this may allow a 25 mg dose to be taken once a week to treat rifampin-sensitive tuberculosis bacteria. Rifampin is typically dosed at approximately 300 mg once a day.

     PA-1648 and rifampin can produce flu-like symptoms and transient reductions in white blood cell counts in some individuals. The Registrant believes that lower dosage levels of PA-1648, such as 25 mg or 50 mg once a week, may be efficacious and less likely to produce these side effects.

     Based on its preclinical and human pharmacokinetic data, the Registrant believes that PA-1648 may be a component of a more efficacious standard regimen of therapy for the treatment of patients suffering from tuberculosis. Medical compliance is a severe problem in the treatment of mycobacterial infection. Failure to comply with or finish the usual six-month course of antibiotics for tuberculosis is the principal reason for both development of drug-resistant strains and relapse, with potential spread of resistant strains to uninfected individuals by coughing. PA-1648 may potentially increase efficacy to allow shorter overall treatment periods and offer a longer half-life so fewer administrations would be needed.

     The Registrant intends to commence Phase II clinical trials in 1997 for PA-1648 as a component of standard therapy for tuberculosis. The Registrant has prepared a protocol to commence such trials in a facility in Brazil supervised by a United States university, pending receipt of necessary governmental and IRB approvals. The Registrant expects to test whether PA-1648 will be safe and effective when taken once a week and if it has the potential to reduce the length of treatment from the standard six months. There can be no assurance that the Registrant's planned drug development efforts for PA-1648, or any other drug candidate, will be successful or completed within the anticipated time frames, if at all, or that regulatory and IRB approvals will be obtained.

     PA-824

     PA-824, the Registrant's second candidate for primary anti-tuberculosis treatment, is designed to replace or to supplement isoniazid. Isoniazid is currently one of the four components of the standard regimen of therapy to treat tuberculosis. PA-824 was developed by PathoGenesis, possesses a simple chemical structure and is readily prepared in the laboratory. The Registrant has filed a patent application in the United States and plans to file patent applications in significant foreign markets for PA-824 and a series of related compounds synthesized to date. PA-824 studies show in vitro activity against non-drug-resistant and drug-resistant strains of tuberculosis. Furthermore, in vivo studies indicate that PA-824 has activity against tuberculosis organisms in the lung and spleen. The Registrant's in vitro studies indicate that PA-824 is killing tuberculosis bacteria by mechanisms that appear to differ from those of the current standard therapies, since PA-824 demonstrates activity on multiple-drug-resistant strains. In addition, a novel formulation for PA-824 was developed by the Registrant to improve the oral bioavailability of this drug candidate.

Research and Development

     PathoGenesis has focused its research and development efforts on drug candidates characterized by potentially unique therapeutic profiles and accelerated development processes. The Registrant seeks to shorten drug discovery and development processes through the integration of technical programs for drug discovery and development with the Registrant's clinical and regulatory strategy. The Registrant's three major technical programs are: (i) a molecular genetics program for the discovery of new approaches to the treatment of pathogens; (ii) a molecular microbiology program that focuses on the discovery of new approaches to the treatment of pathogens and on developing "smart screens" using reporter gene technology to facilitate the testing of drug candidates; and (iii) a pharmaceutical chemistry program that uses combinatorial chemistry to create new drug candidates. PathoGenesis also has internal capabilities in microbiology, analytical chemistry and pharmacokinetics to support drug development. The Registrant involves its clinical and regulatory personnel in the early stages of the drug discovery and development processes to select drug candidates which the Registrant believes can be developed on an accelerated basis due to their significant interest to both physicians and regulators and outcomes that can be readily measured in clinical trials. The Registrant intends to focus on developing those drug candidates it believes it can best exploit through its own resources. In other instances, the Registrant intends to sell, license, joint venture or otherwise collaborate where such an approach is determined to be preferable.

Manufacturing

     The Registrant does not currently intend to establish internal manufacturing capabilities. Instead, the Registrant has contracted and intends to contract with third parties for the production of compounds in bulk quantities and for the subsequent manufacturing and packaging of products. The Registrant has an agreement with an FDA-inspected supplier of bulk powdered tobramycin and also purchases bulk powdered tobramycin from another FDA-inspected supplier. The Registrant has used an FDA-inspected manufacturer to formulate and package TOBI utilizing a form-fill-seal technology to manufacture and fill a plastic vial in a sterile environment. The resulting vials have a snap-top access port for delivering TOBI directly into a jet nebulizer. Another contract manufacturer has been used to package the plastic vials in aluminum foil pouches. No assurance can be made that the Registrant will be able to obtain future supplies of TOBI on favorable terms, if and when it receives marketing approval from the FDA.

     The Registrant intends to designate the Pari LC Plus Nebulizer, manufactured and distributed in the United States by Pari Corporation of Germany, to deliver TOBI. The Registrant intends to test other nebulizers for use with TOBI.

     The Registrant obtains bulk powdered PA-1648 from Kaneka. Pursuant to the Registrant's license and supply agreements with Kaneka, Kaneka is supplying the Registrant with PA-1648 for clinical development at no additional charge. The powdered drug is then formulated into single dose capsules at a contract manufacturer. In addition, the Registrant and Kaneka are parties to a supply agreement pursuant to which Kaneka is obligated to supply, and the Registrant is obligated to purchase at specified prices, all bulk powdered drug if and when the Registrant receives marketing approval of PA-1648 from the FDA. Such obligations will remain for the duration of the license agreement. The Registrant believes that it has obtained a sufficient supply of PA-1648 to complete Phase II clinical testing. However, Kaneka is currently the only known manufacturer of the bulk powdered drug. Should Kaneka be unable to satisfy the Registrant's needs, the Registrant has the right to seek alternative supply sources. There can be no assurance that the Registrant will be able to obtain sufficient quantities of PA-1648 to satisfy its needs.

     All contractors utilized by the Registrant have FDA-inspected facilities that operate under cGMP. In the event the Registrant decides to establish a manufacturing facility, the Registrant will require substantial additional funds, will be required to hire and train significant additional personnel and comply with the extensive current Good Manufacturing Practices ("cGMP") regulations applicable to such a facility.

Marketing

     The Registrant currently has limited internal marketing and no sales resources and personnel. The Registrant intends to market TOBI for cystic fibrosis directly to physicians, hospitals and cystic fibrosis treatment centers. Cystic fibrosis represents a niche market, involving a small group of physicians or treating institutions both in the United States and abroad. Currently, more than 65% of cystic fibrosis patients in the United States are treated by institutions or physicians associated with the 113 cystic fibrosis care centers sponsored by the Cystic Fibrosis Foundation. Of those 113 cystic fibrosis centers, 69 centers participated in the Registrant's Phase III clinical trials for TOBI. Consequently, the Registrant intends to hire a sales force of 15 to 20 persons and believes that this sales force will provide sufficient coverage for the United States. The Registrant intends to take a similar approach with respect to marketing PA-1648 and subsequent product candidates.

     In addition, PathoGenesis intends to establish a European office in 1997 as part of the process of registering TOBI for cystic fibrosis in the European Union. PathoGenesis expects to file for approval of TOBI for cystic fibrosis with European regulatory authorities in 1998, and, if and when it obtains such approval, to market TOBI for cystic fibrosis directly in major European countries. However, there can be no assurances that the Registrant's planned drug development efforts for TOBI for cystic fibrosis, or any other compound, will be successful or completed within anticipated time frames, or at all, or that regulatory approvals will be obtained.

Licenses and Other Agreements

     The Registrant has entered into several key license agreements and research collaboration arrangements. In addition to those mentioned below, the Registrant is pursuing additional licensing agreements and collaborations.

     PathoGenesis has licensed from the Cystic Fibrosis Foundation and Children's Hospital and Medical Center in Seattle exclusive worldwide rights to patents, research and technology relating to the use of an aerosolized tobramycin solution or any other aerosolized aminoglycoside solution for the treatment of bronchopulmonary infections. The Registrant has agreed under each of these licensing agreements to make a substantial one-time payment to each licensor in the event the Registrant receives marketing approval of TOBI or any other aerosolized aminoglycoside from the FDA and to pay a royalty based on net sales. The term of each licensing agreement continues until the expiration of any patent rights under the license and may be terminated earlier upon a material breach by either party.

     The Registrant has licensed from Kaneka exclusive rights for the United States, Canada and Mexico to develop, market and sell PA-1648 for use in the treatment of tuberculosis, MAC and other infections. Pursuant to the license agreement, the Registrant is responsible for the clinical development, regulatory affairs, marketing and sales of PA-1648. The Registrant has agreed to pay Kaneka certain clinical and regulatory milestone payments of substantial amounts. In addition, the Registrant has agreed to pay Kaneka a royalty based upon net sales for 15 years from the date of commercial production of PA-1648. After such 15-year period, the license is fully paid and remains in effect as a non-exclusive license. Kaneka has the option to convert this license to a non-exclusive license should the Registrant fail to achieve certain milestones. In addition, the license may terminate should the Registrant fail to achieve certain other milestones. As partial consideration for this license, the Registrant paid $500,000 in cash and issued 50,000 shares of Common Stock to Kaneka. In addition, in lieu of a cash milestone payment, the Registrant issued Kaneka an additional 50,000 shares of Common Stock in March 1995. Pursuant to a related supply agreement between the Registrant and Kaneka, Kaneka is responsible for manufacturing the bulk powdered PA-1648 in Japan for final dosage form preparation in the United States. To date, the Registrant believes that Kaneka has supplied sufficient quantities of PA-1648 to enable the Registrant to complete Phase II clinical testing. See "Business--Manufacturing."

     PathoGenesis is engaged in research and development collaborations and licensing arrangements with various academic institutions and government and commercial research groups. The Registrant has exclusive, worldwide license rights from Cold Spring Harbor Laboratory for the use of RDA to discover pathogens in infectious diseases. This license extends until the expiration of the patent covered by the license. However, the license becomes non-exclusive commencing in May 1997. The Registrant also intends to enter into a contract with the Cystic Fibrosis Foundation and the University of Washington to sequence the P. aeruginosa genome (DNA or genetic code) to assist in the drug discovery process.

     In general, the Registrant's research and development agreements and licensing arrangements with academic institutions and government research groups provide for sponsorship of research and development by the Registrant in exchange for exclusive, royalty-bearing licenses or rights of first refusal during the course of the sponsored research. In general, the license agreements grant the Registrant exclusive licenses in exchange for varying combinations of license fees, milestone payments, royalties and minimum royalties. In addition, the license agreements typically place commercialization obligations on the Registrant which, if not satisfied, may result in the licensor having the right to render the license non-exclusive or to terminate the agreement. Typically, the agreements are terminable by either party for breach.

     In May 1996, PathoGenesis entered into a license and distribution agreement with Bohdan Automation, Inc. ("Bohdan"). Under this agreement, Bohdan manufactures and sells the Rapid Analog Matrix ("RAM") Synthesizer, a proprietary combinatorial chemistry system invented by the Registrant's scientists. Bohdan is obligated to pay the Registrant royalties based on its sales, if any, of RAM Synthesizers.

Patents

     The Registrant's success will depend in part on its ability to develop patentable products and technologies and obtain patent protections for its products and technologies both in the United States and other countries. PathoGenesis generally applies for patents for its proprietary compounds, formulations or technologies.

     In April 1996, the Registrant obtained a formulation patent for TOBI in the United States. A corresponding international patent application was filed in 1995 under the Patent Cooperation Treaty designating Europe, Canada, Japan and other countries.

     The Registrant is the exclusive licensee in the United States, Canada and Mexico of rights under three issued patents relating to PA-1648. The Registrant has been issued three United States patents and has 13 United States patent applications pending that cover several different compounds. The Registrant has also filed patent applications with respect to several product candidates in many other countries, including Europe and Canada.

     There can be no assurance that any of the Registrant's pending patent applications will result in the issuance of patents or that competitors will not successfully challenge the Registrant's patents, if issued, or circumvent the Registrant's patent position. The failure of patents to issue on pending applications could result in increased competition.

     The patent positions of companies in the pharmaceutical industry are highly uncertain, involve complex legal and factual questions and have been and continue to be the subject of much litigation. A significant number of patents have been applied for by and issued to other companies in PathoGenesis' industry, and other companies may have filed applications for, may have been issued patents or may obtain, additional patents and proprietary rights relating to products competitive with those of the Registrant.

     In addition, the Registrant's drug candidates may give rise to claims that they infringe on the products or proprietary rights of others. There can be no assurance that any license required under any such patents or rights would be made available on terms acceptable to the Registrant, if at all. If the Registrant does not obtain such licenses, it may encounter delays in product market introductions while it attempts to design around such patents, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. The Registrant could also incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

Government Regulation and Product Testing

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the Registrant's ongoing research and product development activities and in the manufacturing and marketing of the Registrant's drug candidates. Virtually all the Registrant's products will require regulatory approval by governmental agencies, principally the FDA, prior to commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising, promotion, distribution and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. Any failure by the Registrant or its collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of products then being developed by the Registrant and its ability to receive product or royalty revenues. In addition, noncompliance with applicable regulatory requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of the government to grant premarket approval, withdrawal of marketing approvals and criminal prosecution.

     Upon approval in the United States, a drug may only be marketed for the approved indications in the approved dosage forms and dosages. The FDA also may require post-marketing testing and surveillance to monitor safety and efficacy history of the approved product and continued compliance with regulatory requirements. The FDA also mandates that drugs be manufactured in conformity with cGMP regulations. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing, seizure of the product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

     Full Clinical Testing Requirements

     The steps required before a new drug may be commercially distributed in the United States, include: (i) conducting appropriate preclinical laboratory and animal tests; (ii) submitting to the FDA an application for an IND which must be approved before clinical trials may commence; (iii) conducting controlled human clinical trials that establish the safety and efficacy of the drug product; (iv) filing with the FDA an NDA; and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with cGMP requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with cGMP requirements and list their products and are subject to periodic inspection by the FDA.

     With respect to any non-biological drug product with an active ingredient not previously approved by the FDA, a prospective manufacturer must usually submit a full NDA, including complete reports of preclinical, clinical and laboratory studies, to prove that the product is safe and effective. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if studies are required to demonstrate safety and efficacy, such as when the drug will be used to treat an indication for which the drug was not previously approved, or where the method of drug delivery is changed. A manufacturer intending to conduct clinical trials will usually first be required to submit an IND to the FDA containing information relating to previously conducted preclinical studies.

     Preclinical testing includes formulation development, laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product formulation. Preclinical trials usually must be conducted in accordance with the FDA regulations concerning Good Laboratory Practices ("GLPs"). The results of the preclinical trials are submitted to the FDA as part of the IND and are reviewed by the FDA prior to authorizing the sponsor to conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of one phase of clinical trials will result in authorization of other phases or that the performance of any clinical trials will result in FDA approval. See "Risk Factors-Government Regulation; No Assurance of Regulatory Approvals."

     Clinical trials for newly marketed drugs typically are conducted in three phases and are subject to detailed protocols. Clinical trials involve the administration of the investigational drug product to human subjects. Each protocol indicating how the clinical trial will be conducted must be submitted for review to the FDA. The FDA's review of a study protocol does not necessarily mean that, if the study is successful, it will constitute proof of efficacy or safety. Further, each clinical trial must be conducted under the auspices of an IRB, which must be constituted and operated in conformance with the FDA regulations. The IRB considers, among other factors, ethical concerns and informed consent requirements. The FDA or the IRB may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. Clinical trials may be placed on hold at any time for a variety of reasons, particularly if safety concerns exist.

     The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase II involves controlled tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes from one-and-one-half to two-and-one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations, expanded Phase III trials are undertaken to gather additional information about effectiveness and safety that is needed to evaluate the overall risk-benefit relationship of the drug and to provide an adequate basis for product labeling. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Registrant's drug candidates.

     Reports of results of the preclinical trials and clinical trials for non-biological drugs are submitted to the FDA in the form of an NDA for approval of marketing and commercial shipment. The NDA also includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, details on the manufacture of finished product and proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes two to three years to complete, although reviews of treatments for AIDS, cancer and other serious diseases may be accelerated. The FDA may grant expedited review to new drug applications for therapies intended to treat people with life-threatening and severely debilitating illnesses, especially where no satisfactory alternative therapy exists. The granting of an expedited review may accelerate the application review process; however, there can be no assurance that any approval will be granted on a timely basis, or at all. The approval process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product.

     In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical trials demonstrating efficacy with sufficient levels of statistical assurance. While a second study may be needed to replicate results demonstrated in a first study, in some instances, it is possible to replicate results within one large, well-designed, multicenter study; however, the FDA has emphasized that this approach can be successful only when the study results are strong. The FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. For example, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests). Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. The full NDA process for newly marketed non-biological drugs takes a number of years and involves the expenditure of substantial resources.

     The FDA has issued regulations to expedite the review of new non-biological drug products for life-threatening or severely-debilitating illnesses that provide meaningful therapeutic benefit to patients over existing treatments (e.g., the ability to treat patients unresponsive to, or intolerant of, available therapy, or improved patient response over available therapy). Under the expedited review program, the FDA has established procedures designed to expedite the development, evaluation and marketing of therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially when no satisfactory alternative therapy exists. The term "life-threatening" is defined by the FDA to mean: (1) diseases or conditions where the likelihood of death is high unless the course of the disease is interrupted; and (2) diseases or conditions with potentially fatal outcomes, where the endpoint of clinical trial analysis is survival. "Severely debilitating" is defined by the FDA to mean diseases or conditions that cause major irreversible morbidity. As a condition of approval, the FDA may require the sponsor to conduct certain postmarketing studies to delineate additional information about the drug's risks, benefits and optimal use. The Registrant has been notified by the FDA that the Registrant's NDA for the use of TOBI to treat pseudomonal pulmonary infections in patients with cystic fibrosis will receive expedited review. However, there can be no assurance as to the timing of such NDA filing or the outcome or timing of the FDA's review of such filing.

     Treatment of patients with an experimental drug not in clinical trials may also be allowed under a Treatment IND before general marketing begins and pending FDA approval. Charging for an investigational drug also may be allowed under a Treatment IND to recover certain costs of development if various requirements are met. These expedited review and Treatment IND regulations are limited, for example, to drug products intended to treat AIDS, cancer or other life-threatening or severely-debilitating diseases and which provide either meaningful therapeutic benefit to patients over existing treatments or that are for diseases for which no satisfactory alternative therapy exists. Although the FDA has agreed to an expedited review of the NDA for the use of TOBI to treat pseudomonal pulmonary infections in patients with cystic fibrosis, there can be no assurance that any of the Registrant's other drug candidates will qualify for expedited review or treatment use.

     Foreign Regulations

     To market its products abroad, the Registrant is also subject to numerous and varying foreign regulatory requirements, governing, among other things, the design and conduct of human clinical trials, pricing regulations and marketing approval. The approval procedure may vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. At present, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market a product in more than one EU member country. If a regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization is usually granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval. Approval by the FDA does not ensure approval by other countries.

     Other Regulations

     The Registrant is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Registrant's research work. The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted.

Competition

     The Registrant competes with pharmaceutical companies and specialized biotechnology firms that produce and market products in the United States, Europe and elsewhere. Many pharmaceutical companies have focused their development efforts in the therapeutics areas described herein and many healthcare companies have existing supply arrangements with other pharmaceutical companies.

     The Registrant expects to encounter significant competition for the principal products it plans to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before PathoGenesis may achieve a significant competitive advantage.

     The use of antibiotics to treat pseudomonal, mycobacterial and other bacterial infections is well established. The most commonly used intravenous antibiotic is Nebcin(R) (Tobramycin Sulfate Injection, USP) manufactured by Eli Lilly and Company. Medical therapies for patients with cystic fibrosis include antibiotics, anti-inflammatory drugs, oral replacement enzymes to maintain nutrition, physical therapy to the chest to loosen lung secretions and mucolytics to clear pulmonary secretions such as Pulmozyme(R) (dornase alpha) manufactured by Genentech, Inc. The Registrant believes that these therapies are complementary with TOBI for the treatment of chronic pseudomonal lung infections in cystic fibrosis patients. However, the optimal combination may vary between patients. In addition, the potential high cost of combination therapy may limit the use of TOBI in conjunction with other therapies. Accordingly, there can be no assurance that alternative formulations of tobramycin, other antibiotics or different approaches to therapy will not prove to be more efficacious, safer or more cost-effective than TOBI for the treatment of pseudomonal lung infections in cystic fibrosis patients.

     Antibiotic therapies are currently used to treat tuberculosis. The Registrant believes that PA-1648 could be used in combination with certain existing therapies as part of multi-drug therapy regimens and that TOBI could be used as an adjunct therapy for patients with contagious pulmonary tuberculosis. However, optimal combination therapies may vary between patients. Furthermore, there can be no assurance that alternative antibiotics or other therapies will not prove to be more efficacious, safer or more cost-effective than PA-1648 or TOBI.

     Significant levels of research in chemistry and biotechnology occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with the Registrant in recruiting skilled scientific talent.

     The Registrant believes that its ability to compete successfully will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either alone or through outside parties. Many of the Registrant's competitors have substantially greater financial, research and development, manufacturing, marketing and human resources than PathoGenesis.

Human Resources

     As of January 31, 1997, PathoGenesis had 115 full-time employees, 90 of whom are engaged in research and development activities at its laboratory facility in Seattle, Washington. A significant number of the Registrant's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of the Registrant's employees is covered by collective bargaining agreements.

Cautionary Statements Regarding Forward-Looking Statements

     Statements in this Annual Report on Form 10-K under the captions "Business"and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements made in press releases and oral statements that may be made by the Registrant or by officers, directors or employees of the Registrant acting on the Registrant's behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Registrant to be materially different from the historical results or from any results express or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," plans," "anticipates," or "intends" to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.

Early Stage of Development; Continuing Operating Losses; Uncertainty of Future Profitability

     PathoGenesis is in a development stage and currently has no sources of operating revenues from any of its drug candidates and has limited sources of revenue from grants and royalties. The Registrant has incurred net operating losses since its inception in December 1991. At December 31, 1996, the Registrant had a deficit accumulated during the development stage of $67,785,433. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Registrant's operations. The Registrant expects that operating losses will continue and increase for at least the next year as its research and development, clinical testing and marketing activities expand. The Registrant's ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its drug candidates and to develop the capability to manufacture and market any approved products either by itself or in collaboration with third parties. There can be no assurance if or when the Registrant will receive any regulatory approvals required for the clinical development, commercial manufacturing or marketing of its proposed products, or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain.

Absence of Products

     The Registrant does not currently have regulatory approval to market or generate revenues from any of its drug candidates. The Registrant's drug candidates, other than TOBI for cystic fibrosis, are not expected to be commercially available for at least several years, and TOBI for cystic fibrosis is not expected to be commercially available until at least 1998, if ever. The Registrant's drug candidates require significant research and development and laboratory testing, significant clinical testing and regulatory approval prior to commercialization. Although the Registrant is currently seeking to identify other drug candidates, to expand the number of drug candidates it has under development and to expand the potential indications for which its drug candidates under development may be used, there can be no assurance that it will be successful in such development or expansion.

Dependence on TOBI

     The Registrant is dependent on its ability to obtain regulatory approvals of TOBI for pseudomonal lung infections in cystic fibrosis patients and thus, generate revenues while it continues the research, development and regulatory approval processes for other drug candidates and potential uses of TOBI for other indications. Although the Registrant completed its Phase III clinical trials for TOBI in cystic fibrosis patients in October 1996, the Registrant must apply for and obtain the approval of the FDA prior to commercially marketing TOBI in the United States. While the Registrant currently expects to file an NDA for TOBI in cystic fibrosis patients in the second quarter of 1997 and the FDA has agreed to an expedited review, there can be no assurance as to the timing of such filing or the outcome or timing of the FDA's review of such filing. Furthermore, there can be no assurance that TOBI for cystic fibrosis, if approved by the FDA, will achieve market acceptance. The Registrant has not yet commenced clinical trials of TOBI for any other indications. No assurance can be given that the results of such trials, when commenced, will be consistent with results obtained in the clinical trials for TOBI in cystic fibrosis patients or that the Registrant will be successful in developing TOBI for other indications.

Government Regulation; No Assurance of Regulatory Approvals

     The production and marketing of the Registrant's products, as well as its ongoing research and development activities, are subject to regulation by governmental agencies, including the FDA in the United States and regulatory authorities in other countries. Any potential therapeutic product developed by the Registrant will be subject to rigorous preclinical and clinical testing and approval pursuant to regulations administered by the FDA, comparable agencies in other countries and, to a lesser extent, state regulatory authorities. The approval process for the Registrant's drug candidates is likely to involve significant expenditures. In October 1996, the Registrant completed its Phase III clinical trials of its most advanced drug candidate, TOBI for pseudomonal lung infections in cystic fibrosis patients. The Registrant expects to file an NDA for TOBI for cystic fibrosis with the FDA in the second quarter of 1997 and the FDA has agreed to an expedited review of such NDA. No assurance can be made that the Registrant will be able to file its NDA in the foregoing time frame, or at all, or that such filing will result in FDA approval of TOBI for cystic fibrosis. Furthermore, the Registrant cannot predict with any degree of certainty when it might be in a position to file any NDA with respect to any other drug candidate or the length of time involved between the filing of any NDA and obtaining any FDA approval, if at all. The cost to the Registrant of conducting human clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners. The Registrant may have difficulty obtaining sufficient patient populations, clinicians or support to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly.

     The effect of government regulation may be to delay marketing of the Registrant's proposed products for a considerable period of time, to impose costly procedures upon the Registrant's activities and to furnish a competitive advantage to other companies that compete with the Registrant. There can be no assurance that FDA or other regulatory authority approval for any product candidates developed by the Registrant will be granted on a timely basis or at all. Any delay in obtaining or any failure to obtain such approvals would materially and adversely affect the marketing of the Registrant's drug candidates and the Registrant's business, financial position and results of operations. In addition, legislation may be enacted in the future which might adversely affect the Registrant's ability to develop, manufacture or market its drug candidates. Any FDA approvals that may be granted will be subject to continual review, and later discovery of previously unknown problems may result in withdrawal of products from marketing.

     The Registrant intends, either on its own or in collaboration with others, to market its products in major markets outside of the United States. There can be no assurance that the Registrant will be successful in establishing marketing relationships, conducting clinical testing in foreign countries or obtaining required foreign regulatory approvals in a timely manner, if at all. To market its products abroad, the Registrant must comply with numerous and varying foreign regulatory requirements implemented by foreign health authorities, governing, among other things, the design and conduct of clinical trials, pricing regulations and marketing approval. The approval procedure may vary among countries and can involve, for example, additional testing, and the time required to obtain approval may differ from the time required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval. Approval by the FDA of any drug candidate does not ensure approval by the regulatory agencies of other countries.

Uncertain Ability to Protect Patents and Proprietary Technology and Information

     Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Registrant's ability to compete effectively depends on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of pharmaceutical firms generally are highly uncertain and involve complex legal and factual questions. The Registrant intends to file applications as appropriate for patents covering formulation, composition of matter, or uses of its drug candidates, its proprietary processes and any gene sequences that it discovers. The Registrant has 13 patent applications pending with the United States Patent and Trademark Office ("PTO"), and the Registrant has been issued three United States patents. The Registrant has filed, and intends to continue to file, patent applications in certain foreign jurisdictions. There can be no assurance that the PTO will grant the Registrant's pending patent applications or that the Registrant will obtain any patents for which it applies. No assurance can be given that patents issued to or licensed by or to the Registrant will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage.

     The Registrant also relies on trade secrets, know-how and continuing technological advancement to maintain its competitive position. Although the Registrant has entered into confidentiality and invention agreements with its employees and consultants, no assurance can be given that such agreements will be honored or that the Registrant will be able to effectively protect its rights to its unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Registrant's trade secrets, know-how and proprietary technology.

     In addition to protecting its trade secrets, know-how and proprietary technology, the Registrant may be required to obtain licenses to patents or other proprietary rights from third parties. No assurance can be given that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If the Registrant does not obtain required licenses, it could encounter delays in product development while it attempts to design around blocking patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

     The Registrant may, from time to time, support and collaborate in research conducted by universities and by governmental research organizations. There can be no assurance that the Registrant will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise as to rights in derivative or related research programs conducted by the Registrant or such collaborators.

     In addition, the Registrant could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. The PTO could institute interference proceedings against the Registrant in connection with one or more of the Registrant's patent applications, and such proceedings could result in an adverse decision as to priority of invention. The PTO could also institute reexamination proceedings against the Registrant in connection with one or more of the Registrant's patents and such proceedings could result in an adverse decision as to the validity or scope of the patents.

Uncertainties Regarding Development of Drug Candidates; Clinical Trials

     Before obtaining regulatory approvals for the commercial sale of any of the Registrant's proposed products, such products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. Results of initial preclinical and clinical testing of drug candidates under development by the Registrant are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical and clinical testing or long-term efficacy studies. Adverse or inconclusive clinical trial results concerning any of the Registrant's drug candidates could significantly delay the filing for marketing approval for such drug candidate with the FDA or result in a filing for a narrower indication. In such event, further studies would have to be conducted with respect to the excluded indications to support any filing of a supplemental application covering such indications. There can be no assurance that the Registrant's research and development, preclinical testing, clinical trials or long-term safety and efficacy studies will be successfully completed, that regulatory approvals will be obtained or will be as broad as sought, that the Registrant's drug candidates will be capable of being produced in commercial quantities at reasonable costs or that any products, if introduced, will achieve market acceptance.

     The Registrant's drug candidates under development and future product development efforts are subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the possibilities that any or all of the Registrant's drug candidates will be found to be ineffective, unsafe, toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances; that the drug candidates, if safe and effective, will be difficult to develop into commercially viable products, to manufacture on a large scale or be uneconomical to market; or that proprietary rights of third parties will preclude the Registrant from marketing such drug candidates. There is, therefore, substantial risk that the Registrant's product development efforts will not prove to be successful. Moreover, the Registrant is seeking to develop new treatments for conditions that are also the subject of research and development efforts by other companies and entities. The Registrant's competitors may succeed in developing technologies or products that are more effective or cost-effective than those of the Registrant. Rapid technological changes or developments by others may result in the Registrant's drug candidates becoming obsolete or noncompetitive.

Dependence on Licenses; Potential Need for Additional Partners or Collaborators

     The Registrant has obtained, and intends to obtain in the future, licensed rights to certain proprietary technologies from other entities, individuals and research institutions to which it will be obligated to pay royalties and milestone payments if it develops products based upon the licensed technology. Furthermore, the Registrant's strategy for the research, development and commercialization of its drug candidates and proprietary technologies may require the Registrant to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and the Registrant may, therefore, be dependent upon the subsequent success of these third parties in performing their responsibilities. There can be no assurance that the Registrant will be able to enter into collaborative, license or other arrangements that the Registrant deems necessary or appropriate to develop and commercialize its drug candidates or proprietary technologies, or that any or all of the contemplated benefits from such collaborative, license or other arrangements will be realized. Certain of the collaborative, license or other arrangements that the Registrant may enter into in the future may place responsibility on the Registrant's collaborative partners for preclinical testing and human clinical trials and for the preparation and submission of applications for regulatory approval for potential pharmaceutical or other products. Should any collaborative partner fail to develop or commercialize successfully any drug candidate or proprietary technology to which it has rights, the Registrant's business, financial position and results of operations may be materially adversely affected. There can be no assurance that collaborators will not pursue alternative technologies or drug candidates either on their own or in collaboration with others, including the Registrant's competitors, as a means for developing treatments for the diseases sought to be addressed by the Registrant's programs.

Uncertainty of Orphan Drug Status

     In October 1994, the Registrant received an Orphan Drug designation from the FDA for the use of tobramycin for inhalation in the treatment of pulmonary infections in cystic fibrosis patients. The Orphan Drug designation would provide the Registrant with a seven-year marketing exclusivity in the United States if the Registrant is the first FDA-approved applicant for the drug for the specified indication. In October 1996, the Registrant completed its Phase III clinical trials of TOBI for the treatment of chronic lung infections in cystic fibrosis patients. While the Registrant is not aware of any other companies that have sought Orphan Drug designation for this drug for this indication, there can be no assurance that other companies will not seek such designation in the future and obtain FDA marketing approval before the Registrant obtains such approval. If another company obtains marketing approval for the use of tobramycin for inhalation in the treatment of pseudomonal pulmonary infections in cystic fibrosis patients and receives seven-year marketing exclusivity, the Registrant would not be permitted by the FDA to market TOBI in the United States during the exclusivity period. In addition, the Registrant could incur substantial costs in asserting any rights to prevent such uses it may have under the Orphan Drug Act.

Uncertainty of Pharmaceutical Pricing and Related Matters; Need for
Reimbursement

     The future revenues and profitability of, and availability of capital for, pharmaceutical companies such as the Registrant may be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing and profitability of prescription drugs is subject to government control. There have been, and the Registrant expects there will continue to be, a number of federal and state proposals to control the cost of drugs through governmental regulation. It is uncertain what form any health care reform legislation may take or what actions the federal, state and private payors may take in response to the proposed reforms. The Registrant cannot predict when any suggested reforms will be implemented, if ever, or the effect of any implemented reform on the Registrant's business. There can be no assurance, however, that any implemented reform will not have a material adverse effect on the Registrant's business, financial position or results of operations.

     The Registrant's ability to commercialize its products successfully may depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Registrant to maintain price levels sufficient to realize an appropriate return on its investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of the Registrant's products, the market acceptance of those products would be adversely affected.

Limited Marketing and No Sales Capability

     The Registrant has limited internal marketing and no sales resources and personnel. In order to market TOBI, or any other products that it may develop, the Registrant will have to substantially increase its marketing staff and establish a sales force by hiring personnel with technical expertise. There can be no assurance that the Registrant will be able to establish sales and distribution capabilities or that the Registrant or its collaborators will be successful in gaining market acceptance for any products that may be developed by the Registrant.

No Assurance of Market Acceptance

     There can be no assurance that TOBI, or any other product developed by the Registrant, will achieve market acceptance, if approved by the FDA. The degree of market acceptance will depend upon a number of factors, including the receipt and timing of regulatory approvals, and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Registrant's drug candidates and their advantages over existing technologies and therapeutics. There can be no assurance that the Registrant will be able to manufacture and market successfully its drug candidates even if they perform successfully in clinical applications. Furthermore, there is no assurance that physicians or the medical community in general will accept and utilize any therapeutic products that may be developed by the Registrant.

Limited Manufacturing Capabilities; Dependence on Suppliers

     The Registrant presently does not have the internal capability to manufacture pharmaceutical products under the current cGMP regulations prescribed by the FDA. The Registrant has an agreement with an FDA-inspected supplier of bulk powdered tobramycin and also purchases bulk powdered tobramycin from another FDA-inspected supplier. Other contract manufacturers are used for formulating and packaging of TOBI. No assurance can be made that the Registrant will be able to obtain future supplies of TOBI on favorable terms, if at all. The Registrant obtains bulk powdered PA-1648 from Kaneka. Pursuant to the Registrant's license and supply agreements with Kaneka, Kaneka is supplying the Registrant with PA-1648 for clinical development at no additional charge. The Registrant has an agreement with

Kaneka for the supply of commercial quantities of such product at specified prices if and when the Registrant receives marketing approval for PA-1648 from the FDA. Kaneka is currently the only known manufacturer of the bulk powdered drug and the Registrant has no alternative supply source. The Registrant believes that it has sufficient quantities of PA-1648 to complete Phase II testing.

     The Registrant's dependence upon third parties for the manufacture of its proposed products may adversely affect the Registrant's profit margins and its ability to develop and deliver its proposed products on a timely and competitive basis. If for any reason the Registrant is unable to obtain sufficient quantities of any materials required to produce its proposed products or the Registrant is unable to obtain or retain third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its proposed products as planned. If the Registrant should encounter delays or difficulties with contract manufacturers in producing, packaging or distributing its proposed products, market introduction and subsequent sales of such products would be adversely affected and the Registrant may have to seek alternative sources of supply. No assurance can be made that the Registrant will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. No assurance can be made that the manufacturers utilized by the Registrant will be able to provide the Registrant with sufficient quantities of its products or that the products supplied to the Registrant will meet the Registrant's specifications or delivery and other requirements.

     Moreover, contract manufacturers that the Registrant may use must adhere to cGMP regulations enforced by the FDA through its facilities inspection program. These facilities must pass a pre-approval plant inspection before the FDA will issue a pre-market approval of the product. While the Registrant does not currently intend to manufacture any pharmaceutical products itself, it may choose to do so in the future. The Registrant has no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. Should the Registrant decide to manufacture products itself, the Registrant would be subject to the regulatory requirements described above, would be subject to similar risks regarding delays or difficulties encountered in manufacturing any such pharmaceutical products and would require substantial additional capital. In addition, there can be no assurance that the Registrant will be able to manufacture any such products successfully or in a cost-effective manner.

Competition

     There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized genetic engineering companies, engaged in developing pharmaceuticals, including biotechnological products, for human therapeutic applications. Many of these companies have substantially greater financial, research and development, manufacturing, marketing and human resources and experience than the Registrant and represent significant competition for the Registrant. Such companies may succeed in developing products that are more effective or less costly than any that may be developed by the Registrant and may also prove to be more successful than the Registrant in manufacturing and marketing.

Technological Changes and Uncertainty

     The Registrant is engaged in the pharmaceutical business, which is characterized by extensive research efforts and rapid technological progress. New developments in molecular biology, medicinal pharmacology, recombinant DNA technology and other fields of biology and pharmaceutical chemistry are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of the Registrant's programs or drug candidates non-competitive or obsolete.

     The Registrant's business strategy is based, in part, upon the application of the Registrant's technology platform, which encompasses various elements from the fields of biotechnology and pharmaceutical chemistry, and the application of these technologies to the discovery and development of pharmaceutical products. This strategy is subject to the risks inherent in the development of new products using new and emerging technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Registrant will be able to overcome technological challenges it encounters in its research and development programs or that commercially feasible products will ultimately be developed by the Registrant.

Substantial Capital Requirements

     The Registrant will require substantial funds for its research and development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Registrant's capital requirements will depend on numerous factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Registrant's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Registrant may establish; and the development of commercialization activities and arrangements. Moreover, the Registrant's fixed commitments, including salaries and fees for current employees and consultants, rent, payments under license agreements and other contractual commitments, are substantial and are likely to increase as additional agreements are entered into and additional personnel are retained.

     The Registrant may need to raise substantial additional capital to fund its future operations. The Registrant may seek such additional funding through public or private financings or collaborative, licensing and other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable or affordable terms. Insufficient funds may prevent the Registrant from implementing its business strategy or may require the Registrant to delay, scale back or eliminate certain of its research and development programs or to license to third parties rights to commercialize products or technologies that the Registrant would otherwise seek to develop itself.

Dependence on Qualified Personnel

     Because of the specialized scientific nature of the Registrant's business, the Registrant is highly dependent upon its ability to attract and retain qualified scientific, technical and managerial personnel. The loss of Wilbur H. Gantz, Chief Executive Officer and President, A. Bruce Montgomery, M.D., Senior Vice President, Research and Development, or Alan R. Meyer, Senior Vice President and Chief Financial Officer, would be detrimental to the Registrant. The Registrant's current employment agreements with Mr. Gantz and Dr. Montgomery expire by their terms in March and May 1997, respectively. The Registrant does not maintain insurance on the lives of any of Mr. Gantz, Mr. Meyer or Dr. Montgomery.

     There is intense competition for qualified personnel in the pharmaceutical field, and there can be no assurance that the Registrant will be able to continue to attract and retain qualified personnel necessary for the development of its business. The loss of the services of existing personnel as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would be detrimental to the Registrant's research and development programs and to its business. In addition, the Registrant's anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing, will require the addition of new management personnel. The failure to attract and retain such personnel could adversely affect the Registrant's business.

Environmental Matters and Hazardous Materials

     The Registrant's research and development processes involve the controlled use of hazardous, infectious and radioactive materials. The Registrant is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. There can be no assurance that the Registrant will not be required to incur significant costs to comply with environmental laws, rules, regulations and policies, or that the business, financial position or results of operations of the Registrant will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of materials which could be hazardous.

     In its research activities, the Registrant utilizes radioactive and other materials that could be hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at the Registrant's facility pending ultimate use and disposal. Although the Registrant believes that its safety procedures for handling and disposing of such materials comply with federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated. In the event of such an accident, the Registrant could be held liable for any resulting damages, and any such liability could exceed the Registrant's resources. The Registrant does not maintain a separate insurance policy for these types of risks.

Product Liability

     The Registrant's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. The Registrant maintains insurance against product liability and defense costs in the amount of $5 million per occurrence and $5 million in the aggregate. There can be no assurance that claims against the Registrant arising with respect to products will be successfully defended, that the insurance carried by the Registrant will be sufficient or that the Registrant will be able to obtain additional, or maintain its current level of, product liability insurance on acceptable terms. A successful claim against the Registrant in excess of the Registrant's insurance coverage could have a material adverse effect on the Registrant.

Possible Volatility of Stock Price

     The market price of the Common Stock has been, and is likely to be, highly volatile as frequently occurs with publicly traded emerging growth companies and biopharmaceutical companies. Factors such as results of clinical trials, announcements of technological innovations or new products by the Registrant or its competitors, government regulatory action affecting the Registrant's or its competitors' drug candidates in both the United States and foreign countries, developments or disputes concerning patent or proprietary rights and market conditions for emerging growth and biopharmaceutical companies in general, as well as period-to-period fluctuations in financial results, could have a significant impact on the Registrant's business and the market price of the Common Stock.

Item 2. Properties

     The Registrant's principal facility consists of approximately 70,000 square feet of leased laboratory and office space in Seattle, Washington. A portion of this space has been subleased by the Registrant to a third party. The lease expires in March 2003.

     The Registrant also leases an administrative and marketing office of approximately 7,600 square feet in Skokie, Illinois. This lease expires in March 2003. A third leased office in Annandale, New Jersey consists of 18,000 square feet and houses manufacturing support and distribution support operations. The lease expires in December 2001. In addition, PathoGenesis rents office space in New York City, which is subject to an oral, month-to-month lease agreement between the Registrant and the lessor. See Part III, Item 13. Certain Relationships and Related Transactions.

Item 3. Legal Proceedings

     The Registrant has no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

     The Registrant's Common Stock began trading on the NASDAQ National Market on November 21, 1995 under the trading symbol PGNS.

     The following table sets forth the range of high and low bid prices of the Common Stock for the periods indicated, as quoted by the NASDAQ National Market. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                                                       High       Low
1995:
     Fourth Quarter (from November 21, 1995) .....    $11.00     $9.25
1996:
     First Quarter ...............................     17.50     10.88
     Second Quarter ..............................     18.75     13.50
     Third Quarter ...............................     17.75     11.50
     Fourth Quarter ..............................     26.13     17.00
1997:
     First Quarter (through March 26, 1997) ......     32.50     21.00

     As of January 31, 1997, there were approximately 370 holders of record of the Common Stock; however, the Registrant believes the actual number of beneficial owners is substantially greater. On March 26, 1997, the last reported sale price for the Common Stock on the Nasdaq National Market was $25.50.

     The Registrant has never declared or paid cash dividends on its capital stock and does not anticipate declaring or paying cash dividends in the foreseeable future. The Registrant expects that any earnings which it may realize will be retained to finance the development and growth of its business.

Item 6. Selected Financial Data

     The following selected financial data for the period from December 10, 1991 (incorporation) through December 31, 1992 and each of the four years ended December 31, 1993, 1994, 1995 and 1996 were derived from audited financial statements of the Registrant. The data set forth below should be read in conjunction with the audited financial statements, related notes and the other financial information included elsewhere herein.

                                                                                               Period from
                                                                                               December 10,
                                                                                                   1991
                                                                                             (incorporation)
                                                   Years ended December 31                      through
                                                   -----------------------                     December 31,
                                       1996           1995           1994           1993           1992
                                     --------       --------       --------       --------      --------
                                                (in thousands, except per share Data)
Statement of Operations Data:
Revenue-grants and royalties ..      $    440             $-             $-             $-             $-
                                     --------       --------       --------       --------       --------
Operating expenses:
    Research and development ..        20,673         15,668         12,789          8,213            758
     General and administrative         4,241          3,609          3,215          3,615          2,698
                                     --------       --------       --------       --------       --------
Total operating expenses ......        24,914         19,277         16,004         11,828          3,456
                                     --------       --------       --------       --------       --------
Operating loss ................       (24,474)       (19,277)       (16,004)       (11,828)        (3,456)
                                     --------       --------       --------       --------       --------
Other income (expense):
    Investment income, net ....         3,294          1,287          1,285          1,064            545
    Other expense .............           (84)           (34)           (43)           (41)           (19)
                                     --------       --------       --------       --------       --------
      Net other income ........         3,210          1,253          1,242          1,023            526
                                     --------       --------       --------       --------       --------
      Net loss ................      $(21,264)      $(18,024)      $(14,762)      $(10,805)      $ (2,930)
                                     ========       ========       ========       ========       ========

Net loss per common share .....      $  (1.66)      $  (2.20)      $  (1.95)      $  (1.77)      $  (0.87)
                                     ========       ========       ========       ========       ========

Weighted average common shares
  outstanding .................        12,829          8,210          7,585          6,111          3,367
                                     ========       ========       ========       ========       ========

                                                   December 31,
                                   ---------------------------------------------
                                   1996      1995      1994      1993      1992
                                   ----      ----      ----      ----      ----

Balance Sheet Data:
Cash, cash equivalents and
  investment securities ......   $60,688   $37,447   $25,994   $20,421   $38,458
Total current assets .........    61,809    38,884    26,694    20,862    38,559
Total assets .................    69,999    46,963    36,086    30,301    41,992
Total current liabilities ....     2,974     3,453     2,925     1,300     2,686
Long-term liability ..........        98       462      --        --        --
Total stockholders' equity ...    66,926    43,048    33,161    29,001    39,306


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     Since its incorporation in December 1991, the Registrant has been engaged in research and development, clinical trials and administrative activities.

     During 1992, the Registrant focused its efforts primarily on corporate organization, recruiting key scientific and administrative staff, raising capital through private sales of Common Stock and commencing the construction of the Registrant's laboratory in Seattle, Washington. During 1992, the Registrant received net proceeds of $42,340,034 from a private offering of Common Stock at $10.00 per share (the "1992 Private Placement").

     In March 1993, the Registrant completed construction of its laboratory and commenced research and development operations. By the end of 1993, the Registrant had recruited scientific research staff and had entered into a research collaboration agreement with the Public Health Research Institute of New York for the diagnosis and treatment of tuberculosis, a licensing agreement with Kaneka for development of PA-1648 and a licensing and development agreement with Baxter Healthcare Corporation for a monoclinal antibody targeted against pseudomonal bacteria.

     During 1994, the Registrant received net proceeds of $19,095,384 from a private offering of Common Stock at $12.00 per share (the "1994 Private Placement"). During 1994, the Registrant entered into a license agreement with the Cystic Fibrosis Foundation and Children's Hospital and Medical Center in Seattle to obtain worldwide, exclusive rights to patents, research and technology relating to the use of an aerosolized tobramycin solution or any other aerosolized aminoglycoside solution for the treatment of bronchopulmonary infections.

     During 1995, the Registrant commenced its Phase III clinical trials of TOBI in cystic fibrosis patients and Phase I clinical trials of PA-1648. In November 1995, the Registrant completed an initial public offering of 3,000,000 shares of Common Stock at $10.00 per share, resulting in net proceeds to the Registrant of $27,095,726.

     In April 1996, the Registrant completed a public offering of 2,875,000 shares of Common Stock at $16.25 per share, resulting in net proceeds to the Registrant of $43,505,340. In October 1996, the Registrant completed its Phase III clinical trials of TOBI for the treatment of chronic pseudomonal lung infections in patients with cystic fibrosis, the results of which were announced in January 1997. In addition, in December 1996, the Registrant completed its Phase I clinical trials of PA-1648.

     In March 1997, the Registrant completed a public offering of 2,100,000 shares of Common Stock at $27.00 per share, resulting in net proceeds to the Registrant of approximately $53,000,000. The Underwriters of such public offering have been granted a 30-day option to purchase an additional 315,000 shares to cover over-allotments, if any.

     The Registrant has incurred losses since inception and had an accumulated deficit through December 31, 1996 of $67,785,433. Such losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with the Registrant's operations. The Registrant expects that operating losses will continue and increase for at least the next year as its research and development, clinical testing and marketing activities expand.

     To date, the Registrant has not marketed or generated revenues from the commercialization of any of its drug candidates. The Registrant's current drug candidates, other than TOBI for cystic fibrosis, are not expected to be commercially available for at least several years, and TOBI for cystic fibrosis is not expected to be available commercially until at least 1998, if ever.

     The Registrant's results may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Registrant's research and development efforts.

Results of Operations

     Years Ended December 31, 1996 and 1995

     Revenue from grants and royalties was $439,880 in 1996. The Registrant did not have any revenue in 1995. Revenues in 1996 represented income received from a two-year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by the Registrant.

     Research and development expense increased by $5,004,632 to $20,673,049 in 1996 from $15,668,417 in 1995. This increase was primarily due to increases in clinical development activity. General and administrative expense increased by $632,264 to $4,241,339 in 1996 from $3,609,075 in 1995. Such increase was due primarily to an increase in costs related to operation as a public Registrant, such as personnel, investor relations and insurance. The Registrant expects total costs and expenses to continue to increase in the future due principally to the advancement of the Registrant's clinical development programs through various phases of clinical trials and, if successful, the cost of commercializing its first product.

     Investment income, net increased by $2,006,325 to $3,293,782 in 1996 from $1,287,457 in 1995. This increase was due to higher invested balances.

     Years Ended December 31, 1995 and 1994

     Research and development expense increased by $2,879,536 to $15,668,417 in 1995 from $12,788,881 in 1994. This increase was primarily due to increases in clinical development activity. General and administrative expense increased by $394,245 to $3,609,075 in 1995 from $3,214,830 in 1994. Such increase was due primarily to an increase in compensation expense resulting from a new agreement with the Registrant's former Chairman of the Board, which was partially offset by the reversal in 1995 of a portion of the discretionary bonuses accrued in 1994, but not awarded by the Board in 1995. Excluding these compensation-related items, general and administrative expense would have increased by $196,987 to $3,052,405 in 1995 from $2,855,418 in 1994. The Registrant expects total costs and expenses to continue to increase in the future due principally to the advancement of the Registrant's clinical development programs through various phases of clinical trials and, if successful, the cost of commercializing its first product.

     Investment income, net increased marginally to $1,287,457 in 1995 from $1,284,399 in 1994. Decreases in investment income relating to lower invested balances were offset by higher effective interest rates earned on invested funds.

Liquidity and Capital Resources

     From the Registrant's inception through December 31, 1996, the Registrant has financed its operations primarily by the issuance of equity securities with aggregate net proceeds of approximately $135,000,000 and investment income of approximately $7,500,000.

     The Registrant's combined cash, cash equivalents and investment securities totaled $60,687,796 at December 31, 1996, an increase of $23,240,962 from the balance at December 31, 1995. The primary uses of cash during 1996 were to finance the Registrant's operations. Until such time as the Registrant can generate sufficient levels of cash from operations, the Registrant will have to continue to finance future cash needs through some or all of the sources previously used or through other means. The Registrant does not expect to generate a positive internal cash flow for at least the next two years due to the expected increase of spending for research and development programs and the expected cost of commercializing its first product. The Registrant may need to arrange additional financing for the future operation of its business, including the commercialization of its drug candidates currently under development. There can be no assurances that such additional financing can be obtained and, if obtained, at reasonable terms. However, the Registrant expects that the net proceeds of its recently completed public offering, together with its available cash, cash equivalents and investment securities and investment income, should be sufficient to meet its operating expenses and capital requirements through at least the next 24 months.

     From the Registrant's inception through December 31, 1996, the Registrant purchased approximately $13,000,000 of property and equipment. The Registrant's future capital requirements will depend on many factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Registrant's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Registrant may establish; the development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

     The Registrant plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities, primarily with expected maturities of one-and-one-half years or less. The Registrant does not invest in derivative financial instruments, as defined by SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

     At December 31, 1996, the Registrant had tax net operating loss carryforwards of approximately $65,175,000 and research tax credits of approximately $747,000, which will begin to expire in the year 2007. In conjunction with its current proposed public offering, the Registrant does not anticipate a change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, that would result in limitations on the use of the tax net operating losses, or tax credits. However, there can be no assurance that future issuances of the Registrant's securities will not trigger limitations under
Section 382.

Item 8. Financial Statements

     The Financial Statements for the fiscal year ended December 31, 1996 may be found beginning on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

     The information set forth under the caption "Directors and Officers of the Registrant" in the Proxy Statement is hereby incorporated by this reference.

Item 11. Executive Compensation

     The Information set forth under the caption "Executive Compensation" in the Proxy Statement is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by this reference.

Item 13. Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is hereby incorporated by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed As a part of This Report

     (1) Financial Statements. The financial statements of PathoGenesis Corporation for the year ended December 31, 1996, together with the report of the Independent Certified Public Accountants, are set forth beginning on page F-1 hereof.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

(c)  Exhibits

     No.       Description of Exhibit
     ---       ----------------------

     3.1       Amended and Restated Certificate of Incorporation, as amended.
               (1)

     3.2       Amended and Restated By-Laws. (1)

     4.1       Form of Stock Certificate. (2)

     4.2       1992 Stock Option Plan. (2)

     4.3       1996 Non-Employee Director Plan. (3)

     4.4       Form of 1997 Stock Option Plan. (1)

     10.1 Employment Agreement between the Registrant and Wilbur H. Gantz, dated March 23, 1992. (2)

     10.2 Employment Agreement between the Registrant and Alan R. Meyer, dated October 12, 1992. (3)

     10.3 Form of Employment Agreement between the Registrant and A. Bruce Montgomery, dated September 19, 1995. (2)

     10.4 Employment Agreement between the Registrant and Marc C. Wipperman, effective as of July 1, 1996. (1)

     10.5 Agreement between the Registrant and Robert C. Nowinski, dated June 6, 1995. (2)

     10.6 Consulting Agreement between the Registrant and Sidney Altman, dated March 10, 1992. (4)

     10.7 Consulting Agreement between the Registrant and Stephen Benkovic, dated March 26, 1992. (2)

     10.8 Consulting Agreement between the Registrant and Lucy Shapiro, dated as of August 1, 1995. (2)

     10.9 Consulting Agreement between the Registrant and Michael Wigler, dated March 23, 1992 as amended, dated May 13, 1994. (2)

     10.10 Consulting Agreement between the Registrant and Arnold Smith, dated October 1, 1996. (1)

     10.11 Licensing Agreement between the Registrant and Kaneka Corporation, dated October 25, 1993 and amendment thereto, dated March 3, 1995. (2)(5)

     10.12 Supply Agreement between the Registrant and Kaneka Corporation, dated as of October 25, 1993. (2)(5)

     10.13 Stock Purchase Agreement between the Registrant and Kaneka Corporation, dated October 25, 1993. (2)(5)

     10.14 Development Agreement between the Registrant and Baxter Healthcare Corporation, dated December 1, 1993. (2)(5)

     10.15 Product Development Agreement between the Registrant and Baxter Healthcare Corporation, dated August 15, 1994. (2)(5)

     10.16 License Agreement between the Registrant and Children's Hospital and Medical Center, dated January 1, 1994. (2)(5)

     10.17 License Agreement between the Registrant and the Cystic Fibrosis Foundation, dated January 1, 1994. (2)(5)

     10.18 Agreement between the Registrant and Cold Spring Harbor Laboratory, dated as of March 11, 1993 (2) and amendments thereto, dated May 13, 1994 (2) and December 8, 1995. (5)(3)

     10.19 Stock Purchase Agreement between the Registrant and Cold Spring Harbor Laboratory, dated December 8, 1995. (5)(3)

     10.20 Research Agreement between the Registrant and the Public Health Research Institute, dated February 26, 1993. (2)

     10.21 Lease for laboratory in Seattle, Washington, between David A. Sabey and Sandra L. Sabey and the Registrant, dated June 8, 1992, as amended by the Second Amendment, dated November 16, 1992 (2), and as amended by the Third Amendment, dated August 1, 1996. (1)

     10.22 Lease for principal executive office in Seattle, Washington, between PFC Holdings and the Registrant, dated December 15, 1991, as amended May 26, 1992 and as further amended, effective as of February 23, 1995. (2)

     10.23 Lease for the Skokie, Illinois facility, between The Equitable Life Assurance Society of the United States and the Registrant, dated October 1992, as amended, dated March 31, 1995 (2), as amended, dated April 30, 1996 (1) and as amended, dated February 1, 1997 (6).

     10.24 Lease for Annandale, New Jersey facility, between Exxon Research and Engineering Registrant and the Registrant, dated November 25, 1996. (1)

     23.1      Consent of KPMG Peat Marwick LLP. (6)

     24.1      Power of Attorney (included on the signature page hereof).

     27.1      Financial Data Schedule. (1)

-----------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-22297).

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97070).

(3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-2956).

(5) Contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets denote such omissions.

(6)  Filed herewith.

                            PATHOGENESIS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


Financial Statements                                                    Page No.
--------------------                                                    --------

Independent Auditors' Report .............................................   F-2

Balance Sheets as of December 31, 1996 and 1995 ..........................   F-3

Statements of Operations for the years ended December 31, 1996,
     1995, 1994 and the period from December 10, 1991
     (incorporation) through December 31, 1996 ...........................   F-4

Statements of Stockholders' Equity for the years ended December
     31, 1996, 1995 and 1994 and the period from December 10,
     1991 (incorporation) through December 31, 1996 ......................   F-5

Statements of Cash Flows for the years ended December 31, 1996,
     1995 and 1994 and the period from December 10, 1991
     (incorporation) through December 31, 1996 ...........................   F-7

Notes to Financial Statements ............................................   F-9

     All financial statement schedules have been omitted since the information is not required or because the information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
PathoGenesis Corporation:

     We have audited the accompanying balance sheets of PathoGenesis Corporation (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from December 10, 1991 (incorporation) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PathoGenesis Corporation (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from December 10, 1991 (incorporation) through December 31, 1996, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
Seattle, Washington
January 17, 1997, except as to note 8 to the financial statements, which is as of January 30, 1997


                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                          December 31,
                                                          ------------
                                                     1996              1995
                                                     ----              ----
                                     Assets

Current assets:
Cash and cash equivalents ......................   $ 14,785,818         575,297
Investment securities ..........................     45,901,978      36,871,537
Interest receivable ............................        298,437         765,216
Other current assets ...........................        823,092         671,711
                                                   ------------    ------------
           Total current assets ................     61,809,325      38,883,761
                                                   ------------    ------------
Restricted investment ..........................        675,000            --
Property and equipment, at cost:
Leasehold improvements .........................      6,766,935       6,435,336
Furniture and equipment ........................      5,967,110       5,338,435
                                                   ------------    ------------
                                                     12,734,045      11,773,771
Less accumulated depreciation and amortization .      5,320,039       3,702,152
                                                   ------------    ------------
           Net property and equipment ..........      7,414,006       8,071,619
                                                   ------------    ------------
Other assets, net ..............................        100,370           7,758
                                                   ------------    ------------
                                                   $ 69,998,701      46,963,138
                                                   ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable ...............................   $    812,259       1,635,711
Compensation and benefits ......................        774,258         859,462
Clinical development costs .....................        818,629         876,132
Other accrued expenses .........................        569,068          81,473
                                                   ------------    ------------
           Total current liabilities ...........      2,974,214       3,452,778
                                                   ------------    ------------
Long-term liability ............................         98,273         461,986
Commitments and subsequent events
Stockholders' equity:
Preferred stock, $.01 par value. Authorized
   1,000,000 shares; none issued and outstanding           --              --
Common stock, $.001 par value. Authorized
   20,000,000 shares; 13,930,760 shares and
   10,897,715 shares issued and outstanding at
   December 31, 1996 and 1995, respectively ....         13,931          10,898
Additional paid-in capital .....................    134,727,920      89,520,221
Unrealized gain (loss) on investment securities         (30,204)         38,458
Deficit accumulated during the development stage    (67,785,433)    (46,521,203)
                                                   ------------    ------------
           Total stockholders' equity ..........     66,926,214      43,048,374
                                                   ------------    ------------
                                                   $ 69,998,701      46,963,138
                                                   ============    ============


                 See accompanying notes to financial statements.


                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
                            Statements of Operations


                                                                                               December 10,
                                                                                                   1991
                                                    Years ended December 31,                 (incorporation)
                                                    ------------------------                     through
                                                                                               December 31,
                                          1996               1995               1994               1996
                                          ----               ----               ----               ----
Revenue-grants and royalties ...      $    439,880               --                 --              439,880
                                      ------------       ------------       ------------       ------------
Operating expenses:
      Research and development .        20,673,049         15,668,417         12,788,881         58,101,538
      General and administrative         4,241,339          3,609,075          3,214,830         17,377,525
                                      ------------       ------------       ------------       ------------
        Total operating expenses        24,914,388         19,277,492         16,003,711         75,479,063
                                      ------------       ------------       ------------       ------------
        Operating loss .........       (24,474,508)       (19,277,492)       (16,003,711)       (75,039,183)
                                      ------------       ------------       ------------       ------------
Other income (expense):
      Investment income, net ...         3,293,782          1,287,457          1,284,399          7,475,047
      Other expense ............           (83,504)           (33,888)           (42,805)          (221,297)
                                      ------------       ------------       ------------       ------------
        Net other income .......         3,210,278          1,253,569          1,241,594          7,253,750
                                      ------------       ------------       ------------       ------------
        Net loss ...............      $(21,264,230)       (18,023,923)       (14,762,117)       (67,785,433)
                                      ============       ============       ============       ============

Net loss per common share ......       $      (1.66)             (2.20)             (1.95)
                                       ============       ============       ============

Weighted average common shares
   outstanding .................        12,829,386          8,209,643          7,585,390
                                       ============       ============       ============


                 See accompanying notes to financial statements.


                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity

                                                                                           Unrealized     Deficit
                                           Number of                                       gain (loss)   accumulated
                                            common       Price              Additional        on         during the        Total
                                            shares        per      Common     paid-in      investment    development   stockholders'
    Date          Description            outstanding     share     stock      capital      securities       stage          equity
                                         ------------    -----   ---------  -----------   ------------   ------------   -----------
February to      Shares issued for
   March 1992    cash .................     1,870,000    $   .08     1,870      147,730           --             --         149,600
June to          Shares issued for
   December      cash, net of issue
   1992          costs of $744,966 ....     4,308,500      10.00     4,309   42,335,725           --             --      42,340,034
November 1992    Repurchase of
                 common stock
                 through forgiveness of
                 note receivable.......       (25,000)     10.00       (25)    (249,975)          --             --        (250,000)
November 1992    Repurchase of
                 common stock for
                 cash..................       (46,875)       .08       (47)      (3,703)          --             --          (3,750)
                 Net loss for the period
                 ended December 31,
                 1992..................          --         --        --           --             --       (2,930,285)   (2,930,285)
                                         ------------            ---------  -----------   ------------   ------------   -----------


                 Balances at December
                 31, 1992..............     6,106,625                6,107   42,229,777           --       (2,930,285)   39,305,599
October 1993     Shares issued in
                 payment of license
                 fees..................        50,000      10.00        50      499,950           --             --         500,000
                 Net loss for the year
                 ended December 31,
                 1993..................          --         --        --           --             --      (10,804,878)  (10,804,878)
                                         ------------            ---------  -----------   ------------   ------------   -----------


                 Balances at December
                 31, 1993..............     6,156,625                6,157   42,729,727           --      (13,735,163)   29,000,721
March 1994       Shares issued for
                 cash, net of issue
                 costs of $1,251,739...     1,690,677      12.00     1,690   19,093,694           --             --      19,095,384
                 Unrealized loss on
                 investment securities           --         --        --           --         (172,809)          --        (172,809)
                 Net loss for the year
                 ended December 31,
                 1994..................          --         --        --           --             --      (14,762,117)  (14,762,117)
                                         ------------            ---------  -----------   ------------   ------------   -----------


                 Balances at December
                 31, 1994..............     7,847,302                7,847   61,823,421       (172,809)   (28,497,280)   33,161,179

March 1995       Shares issued in
                 payment of license
                 fees..................        50,000      12.00        50      599,950           --             --         600,000
April to August  Exercise of stock
   1995          options for cash......           413      10.00         1        4,124           --             --           4,125
November 22,     Shares issued for
   1995          cash, net of issue
                 costs of $2,904,274...     3,000,000      10.00     3,000   27,092,726           --             --      27,095,726
                 Unrealized gain on
                 investment securities           --         --        --           --          211,267           --         211,267
                 Net loss for the year
                 ended December 31,
                 1995..................          --         --        --           --             --      (18,023,923)  (18,023,923)
                                         ------------            ---------  -----------   ------------   ------------   -----------


                 Balances at December
                 31, 1995..............    10,897,715               10,898   89,520,221         38,458    (46,521,203)   43,048,374
                 Redemption of
                 fractional shares for
                 cash..................           (48)     12.00      --           (576)          --             --            (576)
February 1996    Shares issued in
                 payment of license
                 fees..................         6,250      10.00         6       62,494           --             --          62,500
February 1996    Repurchase of
                 common stock for
                 cash..................       (45,000)       .08       (45)      (3,555)          --             --          (3,600)
May 1996         Shares issued for
                 cash, net of issue
                 costs of $3,213,410...     2,875,000      16.25     2,875   43,502,465           --             --      43,505,340
                 Exercise of options
                 and warrants for cash
                 and cancellation of                       10.00-
                 warrants..............       196,843      14.40       197    1,646,871           --             --       1,647,068
                 Unrealized loss on
                 investment securities.          --         --        --           --          (68,662)          --         (68,662)
                 Net loss for the year
                 ended December 31,
                 1996..................          --         --        --           --             --      (21,264,230)  (21,264,230)
                                         ------------            ---------  -----------   ------------   ------------   -----------


                 Balances at December
                 31, 1996..............    13,930,760            $  13,931  134,727,920        (30,204)   (67,785,433)   66,926,214
                                         ============            =========  ===========   ============   ============   ===========

                 See accompanying notes to financial statements.


                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                                       December 10,
                                                                                                                          1991
                                                                               Years ended December 31,              (incorporation)
                                                                               ------------------------                  through
                                                                                                                       December 31,
                                                                       1996             1995             1994             1996
                                                                   -------------    -------------    -------------    -------------
Cash flows from operating activities:
   Net loss ..................................................     $ (21,264,230)     (18,023,923)     (14,762,117)     (67,785,433)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization ........................         1,618,982        1,557,195        1,436,570        5,435,563
        Amortization of investment premiums
           (discounts) .......................................           (33,083)         110,855          190,181          339,267
        Common stock issued in payment of
           license fees ......................................            62,500          600,000           59,000        1,159,000
        Loss on sale of property and
           equipment .........................................               315           62,859             --             63,174
        Changes in certain assets and
           liabilities:
           Interest receivable ...............................           466,779         (485,430)        (120,647)        (298,437)
           Other current assets ..............................          (151,381)        (251,102)        (139,057)        (823,092)
           Other assets ......................................           (92,612)          40,926          195,373         (100,370)
           Accounts payable ..................................          (823,452)       1,209,078          328,141          812,259
           Compensation and benefits .........................           (85,204)         160,682          121,378          834,258
           Clinical development costs ........................           (57,503)        (737,618)       1,613,750          818,629
           Other accrued expenses ............................           487,595          (44,519)         (69,666)         569,068
           Long-term liability ...............................          (363,713)         461,986             --             98,273
                                                                   -------------    -------------    -------------    -------------
              Net cash used in operating
                activities ...................................       (20,235,007)     (15,339,011)     (11,147,094)     (58,877,841)
                                                                   -------------    -------------    -------------    -------------
Cash flows from investing activities:
   Purchases of investment securities ........................      (116,498,821)     (72,862,897)     (30,753,408)    (251,004,472)
   Sales of investment securities ............................       106,757,801       59,211,912       20,393,561      204,058,023
   Purchases of property and equipment .......................          (961,784)        (448,350)      (1,953,362)     (13,012,843)
   Proceeds from sale of property and
      equipment ..............................................               100           40,000             --             40,100
   Issuance of note receivable ...............................              --               --               --           (250,000)
                                                                   -------------    -------------    -------------    -------------
              Net cash used in investing
                activities ...................................       (10,702,704)     (14,059,335)     (12,313,209)     (60,169,192)
                                                                   -------------    -------------    -------------    -------------
Cash flows from financing activities:
   Net proceeds from issuance of common
      stock ..................................................        43,505,340       27,095,726       19,036,384      132,185,834
   Repurchase of common stock ................................            (4,176)            --               --             (4,176)
   Stock option and warrant exercises ........................         1,647,068            4,125             --          1,651,193
                                                                   -------------    -------------    -------------    -------------
              Net cash provided by financing
                activities ...................................        45,148,232       27,099,851       19,036,384      133,832,851
                                                                   -------------    -------------    -------------    -------------
              Net increase (decrease) in cash
                and cash equivalents .........................        14,210,521       (2,298,495)      (4,423,919)      14,785,818


Cash and cash equivalents at beginning of
   period ....................................................           575,297        2,873,792        7,297,711             --
                                                                   -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period ...................     $  14,785,818          575,297        2,873,792       14,785,818
                                                                   =============    =============    =============    =============


Supplemental disclosure of noncash investing and
   financing activities - repurchase of common
   stock through forgiveness of note receivable ..............     $        --               --               --            250,000
                                                                   =============    =============    =============    =============


                 See accompanying notes to financial statements.


                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
            Notes to Financial Statements December 31, 1996 and 1995

(1)  Organization and Summary of Significant Accounting Policies

     (a)  Nature of Development Stage Activities

     PathoGenesis Corporation (the Company) is a development stage, health care company focused on developing drugs for the treatment of serious infectious diseases where there is a significant need for improved therapy. The Company was incorporated on December 10, 1991. Principal activities to date include conducting human clinical trials, defining and conducting research programs, entering into collaborative licensing agreements, raising capital, recruiting scientific and management personnel, and construction of a research facility.

     (b)  Depreciation and Amortization

     Furniture and equipment are depreciated using the straight-line method over the assets' estimated useful lives of five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the remaining term of the lease.

     (c)  Research and Development Costs

     Research and development costs are charged to expense as incurred.

     (d)  Income Taxes

     Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (e)  Investment Securities

     The Company's investment securities are classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from the statement of operations and reported as a separate component of stockholders equity. Realized gains and losses on the sales of investment securities are determined on the specific identification method and included in investment income, net.

     (f)  Fair Value of Financial Instruments

     The Company has financial instruments other than investments consisting of cash, accounts payable and a long-term liability. The Company has determined the fair value of the above financial instruments using available market information and appropriate valuation methodologies. The fair value of the Company's financial instruments approximates their carrying amount.


     (g)  Cash Equivalents

     All investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

     (h)  Net Loss Per Share

     Net loss per common share is computed using the weighted average number of common shares outstanding during the periods using the treasury stock method. Net loss per common share does not include the effect of common share equivalents, which include stock options and warrants, as their impact is antidilutive.

     (i)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)  Investment Securities

     The following summarizes the Company's investment securities:


                                                        Gross            Gross
                                                     unrealized        unrealized
                                  Amortized cost        gains            losses          Market value
                                    -----------      -----------       -----------       -----------
1996:
   U.S. Treasury notes .......      $10,641,041            3,823           (11,272)       10,633,592
   Federal mortgage notes ....        6,719,925            7,430            (4,276)        6,723,079
   Corporate obligations .....       28,571,216           48,441           (74,350)       28,545,307
                                    -----------      -----------       -----------       -----------
                                    $45,932,182           59,694           (89,898)       45,901,978
                                    ===========      ===========       ===========       ===========

1995:
   U.S. Treasury notes .......      $19,609,492           44,743              --          19,654,235
   Federal mortgage notes ....        2,261,791            4,189              --           2,265,980
   Corporate obligations .....       13,547,425           25,322              --          13,572,747
   Foreign obligations .......        1,414,371             --             (35,796)        1,378,575
                                    -----------      -----------       -----------       -----------
                                    $36,833,079           74,254           (35,796)       36,871,537
                                    ===========      ===========       ===========       ===========


     Amortized cost and market value of investment securities at December 31, 1996, by contractual maturity are shown below. Actual maturities may be different than the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities are as follows:


Maturities                                   Amortized cost    Market value
----------                                   --------------    ------------
Due in one year or less ................      $15,290,665       15,278,842
Due between one year through five years        17,396,480       17,369,280
Due between five years through ten years        9,560,809        9,572,170
Due after ten years ....................        3,684,228        3,681,686
                                              -----------      -----------
                                              $45,932,182       45,901,978
                                              ===========      ===========

     Investment income, net includes interest of $3,412,097, $1,308,127 and $1,766,953 earned on investments and losses of $118,315, $20,669 and $325,902 realized upon the sale of investments for 1996, 1995 and 1994, respectively.

     The Company does not invest in derivative financial instruments, as defined by SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

(3)  Long-Term Liability

     In the second quarter of 1995, the Board of Directors reached an agreement with the Company's former chairman of the board which obligated the Company to pay $944,958 over three years which is included in 1995 general and


                                    Page F-11
administrative expenses. The portion of this obligation payable within the next year is included in current liabilities under compensation and benefits.

(4)  Stockholders' Equity

     (a)  Common and Preferred Stock

     Effective October 17, 1995, the Company's stockholders approved a one-for-eight reverse split of the Company's issued and outstanding common stock, a change to the authorized number of shares of the Company's $.001 par value common stock to 20,000,000 shares, and an authorization of 1,000,000 shares of preferred stock, par value $.01. The accompanying financial statements and related notes to the financial statements have been restated to reflect these changes for all periods presented.

     (b)  Stock Option Plans

     The Company's 1992 Stock Option Plan (Stock Plan) has 1,500,000 shares of common stock which have been authorized to be reserved for grants. At December 31, 1996, 110,048 shares remain available for future awards. Options granted under this plan may be designated as qualified or nonqualified at the discretion of the compensation committee of the Board of Directors.

     Generally, options vest and may be exercised over a four-year period in increments of 25% each year beginning one year from the date of grant; however, options can vest upon granting. All options expire not later than ten years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.

     In 1996, the Company adopted the 1996 Stock Option Plan for Non-Employee Directors (Directors Plan), under which 300,000 shares of common stock are reserved for grants. At December 31, 1996, 258,000 shares remain available for future awards. Nonemployee directors are granted between 4,000 and 8,000 options immediately following each Annual Stockholders Meeting. Options are exercisable from the date of grant for a period of ten years or one year after termination as a director. Options are granted at the fair market of the Company's common stock on the date of grant.

     A summary of stock options follows:


                                                    Directors   Weighted average
                                   Stock Plan          Plan      exercise price
                                   ----------          ----      --------------
Balances at December 31, 1993         695,375             --        $    10.00
Granted .....................         132,500             --             12.00
Canceled ....................         (30,813)            --             10.00
                                   ----------       ----------
Balances at December 31, 1994         797,062             --             10.33
Granted .....................         303,125             --             12.00
Canceled ....................         (74,121)            --             10.00
Exercised ...................            (413)            --             10.28
                                   ----------       ----------
Balances at December 31, 1995       1,025,653             --             10.83
Granted .....................         438,850           42,000           16.18
Canceled ....................         (69,941)            --             11.17
Exercised ...................        (169,787)            --             10.11
                                   ----------       ----------
Balances at December 31, 1996       1,224,775           42,000      $    12.90
                                   ==========       ==========


     The weighted average fair value of options granted was $8.87 and $4.97 in 1996 and 1995, respectively.

     An additional 44,000 shares of common stock were granted under the Stock Plan to the Board of Directors in January 1997.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                    1996                 1995
                                                    ----                 ----

Net loss-as reported ...................      $   21,264,230          18,023,923
Net loss-pro forma .....................          23,930,975          19,131,780
Loss per share-as reported .............                1.66                2.20
Loss per share-pro forma ...............                1.87                2.33


     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions used for grants in 1995 and 1996: dividend yield of 0.0% for both years; expected volatility of 46% for 1995 and 57% to 67% for 1996; risk-free interest rate of 5.46% to 7.15% for 1995 and 5.18% to 6.85% for 1996; expected lives from three to six years for both years.

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                                          Weighted           Weighted                         Weighted
                           Number         average            average           Number         average
        Range of        outstanding      remaining           exercise       exercisable       exercise
    exercise prices     at 12/31/96   contractual life        price         at 12/31/96        price
    ---------------     -----------   ----------------        -----         -----------        -----
         $10.00           396,700       6.2 years             $10.00            336,686        $10.00
          12.00           416,975       8.2 years              12.00            250,085         12.00
 13.75 to 14.75           141,150       9.5 years              14.51                --            --
 16.13 to 16.75           268,550       9.2 years              16.25            101,000         16.25
             22            43,400       9.9 years              22.00             20,000         22.00
                        ---------                                               -------
$10.00 to 22.00         1,266,775       8.0 years             $12.90            707,771        $11.94
                        =========                                               =======

     (c) Common Stock Warrants

     As of December 31, 1996, the Company had outstanding warrants, with expiration terms ranging from September 20, 1998 to February 6, 2001, to purchase 111,660 shares of common stock which are fully exercisable at the following per share prices:

                                                                Per share
          Shares                                                  price
          ------                                                  -----
          28,325...............................................  $12.00
          83,335...............................................   14.40
          -------


                                    Page F-13

          111,660..............................................  $12.00-14.40
          -------


(5) Income Taxes

     Federal income taxes reported by the Company differ from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax losses due to limitations on utilizing net operating losses.

     The tax effects of temporary differences that give rise to deferred tax assets at December 31 are as follows:


                                                        1996             1995
                                                        ----             ----
Deferred tax assets:
Start-up costs deferred for tax purposes ........   $     5,817           29,087
Orphan Drug credit ..............................       100,000          100,000
Deferred compensation ...........................       116,080          333,247
License agreements ..............................       446,068          484,427
Research and experimentation credit carryforwards       747,456          633,961
Net operating loss carryforwards ................    22,159,516       14,663,765
Depreciation ....................................       310,432           95,204
Other ...........................................       212,701          304,757
                                                    -----------      -----------
        Total gross deferred tax assets .........    24,098,070       16,644,448
Less valuation allowance ........................    24,098,070       16,644,448
                                                    -----------      -----------
        Net deferred tax assets .................   $       --              --
                                                    ===========      ===========

     The increases in the valuation allowance for deferred tax assets of $7,453,622, $6,388,860 and $5,266,640 in 1996, 1995 and 1994, respectively, are primarily attributable to increases in net operating loss carryforwards whose utilization cannot reasonably be assured.

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $65,175,000 and research and experimentation credit carryforwards of approximately $747,000, which are available to offset future Federal taxable income and income taxes, respectively, if any, and expire beginning in 2007.

(6)  Commitments

     (a)  Leases

     The Company leases various office and research facilities under noncancelable operating leases which expire between 1998 and 2003. With respect to one of the leases, the Company is required to maintain collateral on a letter of credit in the amount of a $675,000 certificate of deposit which is recorded as a restricted investment.

     Minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and related sublease income as of December 31, 1996 are as follows:


                                           Lease payments    Sublease income
                                           --------------    ---------------
1997......................................   $1,692,000          333,000
1998......................................    1,810,000          333,000
1999......................................    1,757,000          333,000


                                    Page F-14

2000......................................    1,757,000          333,000
2001......................................    1,717,000              --
Thereafter................................      884,000              --
                                             ----------        ---------
                                             $9,617,000        1,332,000
                                             ==========        =========

     Rent expense for operating leases was approximately $1,026,000, $746,000 and $644,000 for 1996, 1995 and 1994, respectively, and $3,298,000 for the period December 10, 1991 (incorporation) through December 31, 1996.

     Included in rent expense are payments to a partnership in which a member of the Board of Directors and an officer of the Company are partners of approximately $36,200, $35,500 and $49,500 for 1996, 1995 and 1994,
respectively.

     (b)  Employment and Consulting Agreements

     The Company has employment and consulting agreements with certain key executives, research scientists and advisors. The terms of these agreements range from two to five years, provide for discretionary bonuses, as determined by the Company's Board of Directors and provide for annual increases in compensation to be determined at the discretion of the Board of Directors.

     Approximate minimum compensation payments due pursuant to these employment and consulting agreements are as follows:






          1997................................  $  959,000
          1998................................     517,000
          1999................................     294,000
          2000................................     151,000
                                                ----------
                                                $1,921,000
                                                ==========

(7)  Collaboration Agreements

     In May 1996, the Company entered into a distribution agreement with Bohdan Automation, Inc. (Bohdan), pursuant to which Bohdan has agreed to manufacture and sell a proprietary combinatorial chemistry system invented by the Company. Royalties of $238,000 were earned from this arrangement during 1996.

     In 1994, the Company entered into a license agreement with two U.S. institutions to obtain worldwide rights to a product currently in clinical trials. A $1.5 million milestone payment will be payable by the Company if the product receives approval for marketing by the FDA. The Company is responsible for clinical trials, sales, marketing, manufacturing and regulatory affairs related to the product. The Company will pay a royalty on net product sales.

     In 1993, the Company entered into a license agreement with a Japanese company to obtain rights for North America to a product in preclinical trials. The initial payment for these rights was $500,000 cash and 50,000 shares of common stock. A second milestone payment of 50,000 shares of common stock was paid in 1995 when the Investigational New Drug application was filed. Subsequent payments will be made upon accomplishment of certain milestones. The Company is


                                    Page F-15
responsible for clinical trials, sales, marketing and regulatory affairs related to the product. The Japanese company is responsible for manufacturing the bulk form of the product. The Company will pay a royalty on net product sales.

     In 1993, the Company entered into a collaborative research agreement with a research institution. The agreement calls for payments to the research institution of up to $1.5 million over three years, not to exceed $500,000 in any one year. In addition, the Company was committed to spend $1 million per year in research and development to support this collaborative research. As of December 31, 1996, the Company has fulfilled its obligation under this commitment to the research institution.

     In 1993, the Company entered into a license and manufacturing agreement with a then significant shareholder to obtain worldwide rights to a product in clinical trials. Under the agreement, the Company was to make certain fixed payments to the licensor upon accomplishment of certain milestones. Initial payment for these rights was $550,000 and the Company was responsible for clinical trials, sales, marketing and regulatory affairs related to the product. In 1994, the Company decided to cease development of this product and has fulfilled its obligation under this agreement.

     In 1993, the Company also entered into a development agreement with a then significant shareholder pursuant to which the Company was assisted with its research and development activities relating to a product currently in clinical trials. The Company paid research and development fees of $923,100 related to this agreement. The Company has entered into an additional development agreement dated as of August 15, 1994 with this shareholder pursuant to which the Company will continue to receive assistance in developing this product. As of December 31, 1996, the Company has paid $1,265,000 under this agreement.

(8)  Subsequent Events

     On January 30, 1997, the Board of Directors adopted the 1997 Stock Option Plan (1997 Plan) subject to stockholder approval. The 1997 Plan provides for the grant of options to acquire a maximum of 2,000,000 shares of common stock of which 378,800 shares were granted as of January 30, 1997. Additionally, the Board of Directors approved an increase in the authorized number of shares of common stock to 60,000,000 shares subject to stockholder approval.

s                                  -----------


                                    Page F-16

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 27, 1997.

                                   PATHOGENESIS CORPORATION


                                   By:  /s/ Wilbur H. Gantz
                                      ------------------------------
                                        Wilbur H. Gantz
                                        President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

     Signature                           Title                        Date
     ---------                           -----                        ----

    /s/ Wilbur H. Gantz            Chief Executive Officer,       March 27, 1997
------------------------------     President and Director
      Wilbur H. Gantz              (Principal Executive Officer)


    /s/ Alan R. Meyer              Senior Vice President,         March 27, 1997
------------------------------     Chief Financial Officer
     Alan R. Meyer                 and Director(Principal
                                   Financial and Accounting
                                   Officer)


    /s/ Elizabeth M. Greetham      Director                       March 27, 1997
------------------------------
     Elizabeth M. Greetham


   /s/ Lawrence C. Hoff            Director                       March 27, 1997
------------------------------
     Lawrence C. Hoff


   /s/ Edward Mathias              Director                       March 27, 1997
------------------------------
      Edward Mathias


   /s/ Michael J. Motgomery        Director                       March 27, 1997
------------------------------
      Michael J. Montgomery



    /s/ Talat M.  Othman           Director                       March 27, 1997
------------------------------
      Talat M. Othman


    /s/ Eugene L. Step             Director                       March 27, 1997
------------------------------
      Eugene L. Step



    /s/ Fred Wilpon                Director                       March 27, 1997
------------------------------
      Fred Wilpon


                                    Page F-17