Form 10-Q
period 1997-03-31
PATHOGENESIS CORP
filed 1997-05-14
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the Quarterly Period ended March 31, 1997

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

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]     NO  [   ]

At May 12, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 16,140,354 shares.

                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)
                                BALANCE SHEETS

                                                                         March 31,      December 31,
                                                                           1997             1996
                                                                       -------------  --------------
ASSETS
Current assets
         Cash and cash equivalents                                      $ 46,901,922   $ 14,785,818
         Investment securities                                            61,031,402     45,901,978
         Interest receivable                                                 328,562        298,437
         Other current assets                                                623,057        823,092
                                                                       -------------  --------------
                     Total current assets                                108,884,943     61,809,325
                                                                       -------------  --------------
Restricted securities                                                        675,000        675,000
                                                                       -------------  --------------

Property and equipment, at cost:
         Leasehold improvements                                            6,920,331      6,766,935
         Furniture and equipment                                           6,736,718      5,967,110
                                                                       -------------  --------------
                                                                          13,657,049     12,734,045
         Less accumulated depreciation and amortization                    5,756,628      5,320,039
                                                                       -------------  --------------
                     Net property and equipment                            7,900,421      7,414,006
                                                                       -------------  --------------

Other assets, net                                                            134,733        100,370
                                                                       -------------  --------------

         Total assets                                                   $117,595,097   $ 69,998,701
                                                                       =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                               $  1,115,956   $    812,259
         Compensation and benefits                                           717,815        774,258
         Clinical development costs                                        1,219,411        818,629
         Other accrued expenses                                              533,208        569,068
                                                                       -------------  --------------
                     Total current liabilities                             3,586,390      2,974,214
                                                                       -------------  --------------

Long-term liability                                                     $     24,568   $     98,273

Stockholders' equity:
         Preferred stock $.01 par value. Authorized 1,000,000 shares;             --             --
             issued and outstanding none
         Common stock $.001 par value. Authorized 20,000,000 shares;
             issued and outstanding 16,049,260 shares and 13,930,760
             shares at March 31, 1997 and December 31, 1996,
             respectively                                                     16,049         13,931
         Additional paid-in capital                                      188,110,945    134,727,920
         Unrealized loss on investment securities                           (131,534)       (30,204)
         Deficit accumulated during the development stage                (74,011,321)   (67,785,433)
                                                                       -------------  --------------

         Total stockholders' equity                                      113,984,139     66,926,214
                                                                       -------------  --------------

         Total liabilities and stockholders' equity                     $117,595,097    $69,998,701
                                                                       =============  ==============


                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)
                      STATEMENTS OF STOCKHOLDERS' EQUITY









                                                                                                 Number of
                                                                                                  common          Price
                                                                                                  shares           per      Common
         Date                                        Description                                outstanding       share      Stock
         ----                                        -----------                                ------------      -----     ------
Feb to Mar 1992            Shares issued for cash                                                  1,870,000     $0.08      1,870
June to Dec 1992           Shares issued for cash net of issue costs of $744,966                   4,308,500     10.00      4,309
November 1992              Repurchase of common stock through forgiveness
                           of note receivable                                                        (25,000)    10.00        (25)
                           Repurchase of common stock for cash                                       (46,875)     0.08        (47)
                           Net loss for the period ended December 31, 1992
                                                                                                ------------------------------------
                           Balances at December 31, 1992                                           6,106,625                6,107
October 1993               Shares issued in payment of license fees                                   50,000     10.00         50
                           Net loss for the year ended December 31, 1993
                                                                                                ------------------------------------
                           Balances at December 31, 1993                                           6,156,625                6,157
March 1994                 Shares issued for cash net of issue costs of $1,251,739                 1,690,677     12.00      1,690
                           Unrealized loss on investment securities
                           Net loss for the year ended December 31, 1994
                                                                                                ------------------------------------
                           Balances at December 31, 1994                                           7,847,302                7,847
March 1995                 Shares issued in payment of license fees                                   50,000     12.00         50
April to Aug 1995          Exercise of stock options for cash                                            413     10.00          1
November 1995              Shares issued for cash net of issue costs of $2,904,274                 3,000,000     10.00      3,000
                           Unrealized gain on investment securities
                           Net loss for the year ended December 31, 1995
                                                                                                ------------------------------------
                           Balances at December 31, 1995                                          10,897,715               10,898
                           Redemption of fractional shares                                               (48)    12.00         (0)
February 1996              Shares issued in payment of license fees                                    6,250     10.00          6
February 1996              Repurchase of common stock for cash                                       (45,000)     0.08        (45)
May 1996                   Shares issued for cash net of issue costs of $3,213,410                 2,875,000     16.25      2,875
                           Shares issued from cash and cashless exercise of options & warrants       196,843     10.82        197
                           Unrealized loss on investment securities
                           Net loss for the year ended December 31, 1996
                                                                                                ------------------------------------
                           Balances at December 31, 1996                                          13,930,760               13,931
Jan to Mar 1997            Exercise of stock options for cash                                         18,500     11.49         18
March 1997                 Shares issued for cash net of issue costs of $3,527,419                 2,100,000     27.00      2,100
                           Unrealized loss on investment securities
                           Net loss for the period ended March 31, 1997
                                                                                                ------------------------------------
                           Balances at March 31, 1997                                             16,049,260               16,049


                      [RESTUBBED TABLE CONTINUED FROM ABOVE]
                                                                        Deficit
                                                                       accumulated
                                Additional         Unrealized          during the            Total
                                 paid-in            loss on            development       Stockholders'
         Date                    capital          investments            stage               equity
         ----                --------------      -------------      --------------        -----------
Feb to Mar 1992                   147,730                                                     149,600
June to Dec 1992               42,335,725                                                  42,340,034
November 1992
                                 (249,975)                                                   (250,000)
                                   (3,703)                                                     (3,750)
                                                                       (2,930,285)         (2,930,285)
                             -------------------------------------------------------------------------
                               42,229,776                              (2,930,285)         39,305,599
October 1993                      499,950                                                     500,000
                                                                      (10,804,878)        (10,804,878)
                             -------------------------------------------------------------------------
                               42,729,726                             (13,735,163)         29,000,721
March 1994                     19,093,694                                                  19,095,384
                                                    (172,809)                                (172,809)
                                                                      (14,762,117)        (14,762,117)
                             -------------------------------------------------------------------------
                               61,823,421           (172,809)         (28,497,280)         33,161,179
March 1995                        599,950                                                     600,000
April to Aug 1995                   4,124                                                       4,125
November 1995                  27,092,726                                                  27,095,726
                                                     211,267                                  211,267
                                                                      (18,023,923)        (18,023,923)
                             -------------------------------------------------------------------------
                               89,520,221             38,458          (46,521,203)         43,048,374
                                     (576)                                                       (576)
February 1996                      62,494                                                      62,500
February 1996                      (3,555)                                                     (3,600)
May 1996                       43,502,465                                                  43,505,340
                                1,646,871                                                   1,647,068
                                                     (68,662)                                 (68,662)
                                                                      (21,264,230)        (21,264,230)
                             -------------------------------------------------------------------------
                              134,727,920            (30,204)         (67,785,433)         66,926,214
Jan to Mar 1997                   212,545                                                     212,563
March 1997                     53,170,480                                                  53,172,580
                                                    (101,330)                                (101,330)
                                                                       (6,225,888)         (6,225,888)
                             -------------------------------------------------------------------------
                              188,110,945           (131,534)         (74,011,321)        113,984,139


                            PATHOGENESIS CORPORATION
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                        December 10,
                                                                                           1991
                                                           Three Months Ended         (Incorporation)
                                                                March 31,                 Through
                                                      -----------------------------      March 31,
                                                         1997              1996            1997
                                                      -------------     -----------   --------------
Revenue:
   Grants & royalties                                  $     86,238     $        --   $     526,118

Operating expenses:
   Research and development                               5,822,712       4,490,958      63,924,250
   General and administrative                             1,340,646         833,305      18,718,171
                                                      --------------    -----------   --------------
              Total operating expenses                    7,163,358       5,324,263      82,642,421
                                                      --------------    -----------   --------------
              Operating Loss                             (7,077,120)     (5,324,263)    (82,116,303)

Other income (expense):
   Investment income, net                                   882,053         546,288       8,357,100
   Other expense                                            (30,821)        (12,442)       (252,118)
                                                      --------------    ------------   -------------
              Net other income                              851,232         533,846       8,104,982
                                                      --------------    ------------   -------------
              Net loss                                 $ (6,225,888)    $(4,790,417)   $(74,011,321)
                                                      ==============    ============   =============

Net loss per common share                              $      (0.43)    $     (0.44)
                                                      ==============    ============

Weighted average common shares outstanding               14,383,942       10,874,857
                                                      ==============    ============


                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)
                           STATEMENTS OF CASH FLOWS



                                                                                                           December 10,
                                                                                                                1991
                                                                                                          (Incorporation)
                                                                                   Three Months Ended         Through
                                                                                        March 31,             March 31,
                                                                                   1997           1996          1997
                                                                               --------------------------- --------------
Cash flows from operating activities:
           Net loss                                                            $(6,225,888)   $(4,790,417)  $(74,011,321)

           Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                    444,805        393,677      5,880,368
                  Amortization of investment premiums (discounts)                  (32,724)            -         306,543
                  Common stock issued in payment of license fees                        -              -       1,159,000
                  Loss on sale of property and equipment                             8,321             -          71,495
                  Change in certain assets and liabilities:                                                           -
                    Interest receivable                                            (30,125)       374,691       (328,562)
                    Prepaid expenses                                               200,035        262,193       (623,057)
                    Other assets, net                                              (34,363)         1,289       (134,733)
                    Accounts payable                                               303,697     (1,205,906)     1,115,956
                    Compensation and benefits                                      (56,443)      (336,612)       777,815
                    Clinical development costs                                     400,782        613,515      1,219,411
                    Other accrued expenses                                         (35,860)        11,698        533,208
                    Long-term liability                                            (73,705)       (80,099)        24,568
                                                                               ------------   ------------- --------------
                             Net cash used in operating activities              (5,131,468)    (4,755,971)   (64,009,309)
                                                                               ------------   ------------- --------------

Cash flows from investing activities:
           Purchases of investment securities                                   (33,588,098)    (2,969,377) (284,592,570)
           Sales of investment securities                                        18,390,069     12,563,263   222,448,092
           Purchases of property and equipment                                     (941,541)       (17,757)  (13,954,384)
           Proceeds from sale of property and equipment                               2,000             -         42,100
           Issuance of note receivable                                                   -              -       (250,000)
                                                                               ------------   ------------- --------------
                             Net cash (used) provided in investing activities   (16,137,570)     9,576,129   (76,306,762)
                                                                               ------------   ------------- --------------

Cash provided by financing activities
           net proceeds from issuance of common stock                            53,385,142         12,148   187,217,993
                                                                               ------------   ------------- --------------
                             Net increase (decrease) in cash and cash
                                equivalents                                      32,116,104      4,832,306    46,901,922
Cash and cash equivalents at beginning of period                                 14,785,818        575,297            -
                                                                               ------------   ------------- --------------
Cash and cash equivalents at end of period                                     $ 46,901,922   $  5,407,603  $ 46,901,922
                                                                               ============   ============= ==============


                                         Page 1

                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)
                         NOTES TO FINANCIAL STATEMENTS
                            March 31, 1997 and 1996



(1)      Basis of Presentation

         The accompanying financial statements and related notes have been prepared pursuant to Securities and Exchange Commission rules and regulations for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements for the year ended December 31, 1996.

         The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)      Public Offering

         In March 1997 the Company completed a public offering of 2,100,000 shares of Common Stock resulting in net proceeds to the Company of approximately $53.2 million.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                  Statements in this Quarterly Report on Form 10-Q that are not historical fact constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, uncertainties related to the Company's absence of products and dependence on TOBI, government regulation, the development of drug candidates, competition and pharmaceutical pricing. Further information regarding such factors are discussed in PathoGenesis' 1996 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

Results of Operations

     Overview

     The Company develops novel drugs to treat serious human infectious diseases where there is a significant need for improved therapy. Since its incorporation in December 1991, the Company has been engaged in research and development, clinical trials and administrative activities. The Company's lead drug candidate, TOBI(TM) (tobramycin for inhalation), is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation. In October 1996, the Company completed its two pivotal Phase III clinical trials of TOBI for the treatment of chronic Pseudomonas aeruginosa lung infections in people with cystic fibrosis. The Company intends to file a New Drug Application ("NDA") for TOBI in cystic fibrosis patients with the United States Food and Drug Administration ("FDA") in the second quarter of 1997. The FDA has agreed to an expedited review of such NDA; however, there can be no assurance as to the timing of such filing or the outcome or timing of the FDA's review of such filing. The Company also intends to commence Phase II clinical trials of TOBI in patients suffering from bronchiectasis (a form of severe chronic bronchitis) and tuberculosis during 1997. The Company's second drug candidate, PA-1648, a derivative of the antibiotic rifampin, is being developed for the treatment of tuberculosis. The Company intends to commence Phase II clinical trials of PA-1648 in tuberculosis patients during 1997. The Company is also developing PA-824, a proprietary antibiotic, to treat tuberculosis.

         Financial results for the first three months of 1997 reflect a planned increase in operating expenses for activities related to advancing potential products through the development process. Such activities include product development, clinical trials and marketing activities. The Company expects to invest in additional clinical, regulatory and product development efforts over the next few years.

         The Company currently has no sources of revenue from any of its drug candidates, has incurred losses since its inception and had an accumulated deficit through March 31, 1997 of $74,011,321. The Company expects that operating losses will continue and increase for at least the next year as its research and development, clinical testing and marketing activities expand. The Company's results of operations may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development efforts.

     In March 1997 the Company completed a public offering of 2,100,000 shares of Common Stock resulting in net proceeds to the Company of approximately $53.2 million.

Three Months Ended March 31, 1997 and 1996

         Revenue from grants and royalties was $86,238 in the first quarter of 1997. The Company did not have any revenue in the comparable period in 1996. Revenues in the first quarter of 1997 represented income received from a two year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by the Company.

         Research and development expense for the first quarter increased by $1,331,754 to $5,822,712 in 1997 from $4,490,958 for the comparable period in
1996. Such increase was due primarily to increases in clinical development activity. General and administrative expense for the first quarter increased by $507,341 to $1,340,646 in 1997 from $833,305 for the comparable period in 1996. This increase was due to higher personnel and professional costs relating to marketing, finance and investor relations. The Company expects general and administrative expense to increase in future periods as the Company begins to implement a selling and marketing program and expands its staff and facilities.

     Other income primarily represents investment income from the Company's investment securities. In the first quarter of 1997, investment income, net increased by $335,765 to $882,053 from $546,288 for the comparable period in 1996. Such increase was due primarily to higher average invested cash balances.


Liquidity and Capital Resources

     The Company has financed its operations since inception primarily by the issuance of equity securities. Through March 31, 1997, the Company has raised $61,331,268 from private sales of Common Stock and $123,773,646 from public offerings of Common Stock. Through March 31, 1997, the Company has earned net interest and investment income of $8,357,100 from investments.

     The Company's combined cash, cash equivalents and investment securities totaled $107,933,324 at March 31, 1997, an increase of $47,245,528 from the balance at December 31, 1996. This increase was due primarily to the net proceeds to the Company from the public offering of 2,100,000 shares of Common Stock in March 1997. The primary uses of cash and investments during the quarter ended March 31, 1997, were to finance the Company's operations and working capital requirements. From the Company's inception through March 31, 1997, the Company purchased approximately $14.0 million of property and equipment.

     The Company plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities primarily with an expected maturity of one and one half years or less.

     The Company anticipates that its existing capital resources should be sufficient to meet its operating expenses and capital requirements through at least the next 24 months. Until such time as the Company can generate sufficient levels of cash from operations, the Company will have to continue to finance future cash needs through some or all of the sources previously used or through other means. The Company does not expect to generate a positive internal cash flow for at least the next two years due to the expected increase of spending for research and clinical development programs and the expected cost of commercializing its first products. The Company may need to arrange additional financing for the future operation of its business, including the commercialization of its drug candidates currently under development. There can be no assurances that such additional financing can be obtained, and if obtained, at reasonable terms.

Part II - Other Information

Item 1.                    Legal Proceedings                                            None.

Item 2.                    Changes in Securities                                        None.

Item 3.                    Defaults Upon Senior Securities                              None.

Item 4.                    Submission of Matters to a Vote of Security-Holders


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


                                                 PATHOGENESIS CORPORATION



           Date: May 14, 1997                    By:     /s/ Wilbur H. Gantz
                                                         --------------------
                                                         Wilbur H. Gantz
                                                         President and Chief
                                                          Executive Officer


           Date: May 14, 1997                    By:     /s/ Alan R. Meyer
                                                         ---------------------
                                                         Alan R. Meyer
                                                         Senior Vice President
                                                          and Chief Financial
                                                          Officer





                                      10

