Form 10-Q
period 1997-06-30
PATHOGENESIS CORP
filed 1997-08-14
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the Quarterly Period ended June 30, 1997

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

                        Preferred Stock Purchase Rights
                        -------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X  ]     NO  [   ]


At June 30, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 16,094,522 shares.

                          PATHOGENESIS CORPORATION
                      (A Development Stage Enterprise)
                        CONSOLIDATED BALANCE SHEETS



                                                      June 30,    December 31,
                                                        1997          1996
                                                      ----------   ----------
ASSETS
Current assets
    Cash and cash equivalents                       $  5,015,149 $ 14,785,818
    Investment securities                             94,183,019   45,901,978
    Interest receivable                                  757,448      298,437
    Inventory                                            750,126            -
    Other current assets                                 949,511      823,092
                                                      ----------   ----------
        Total current assets                         101,655,253   61,809,325
                                                      ----------   ----------
Restricted securities                                    675,000      675,000
                                                      ----------   ----------

Property and equipment, at cost:
    Leasehold improvements                             7,434,845    6,766,935
    Furniture and equipment                            7,664,967    5,967,110
                                                      ----------   ----------
                                                      15,099,812   12,734,045
    Less accumulated depreciation and amortization     6,268,107    5,320,039
                                                      ----------   ----------
        Net property and equipment                     8,831,705    7,414,006
                                                      ----------   ----------

Other assets, net                                        125,086      100,370
                                                      ----------   ----------

    Total assets                                    $111,287,044 $ 69,998,701
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $859,219     $812,259
    Compensation and benefits                            812,786      774,258
    Clinical development costs                           960,865      818,629
    Other accrued expenses                               515,726      569,068
                                                      ----------   ----------
        Total current liabilities                      3,148,596    2,974,214
                                                      ----------   ----------

Long-term liability                                            -       98,273

Stockholders' equity:
    Preferred stock $.01 par value.
        Authorized 1,000,000 shares; issued and
         outstanding none                                      -            -
    Common stock $.001 par value.
        Authorized 60,000,000 shares; 16,094,522
         shares and 13,930,760 shares issued and
         outstanding at June 30, 1997 and
         December 31, 1996 respectively.                  16,095       13,931
    Additional paid-in capital                       190,131,745  134,727,920
    Deferred compensation                             (1,494,398)           -
    Unrealized loss on investment securities             (47,158)     (30,204)
    Deficit accumulated during the
     development stage                               (80,467,836) (67,785,433)
                                                      ----------   ----------

    Total stockholders' equity                       108,138,448   66,926,214
                                                      ----------   ----------

    Total liabilities and stockholders' equity      $111,287,044 $ 69,998,701
                                                      ==========   ==========

                                      PATHOGENESIS CORPORATION
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                        December 10,
                                                                                            1991
                                       Three  Months Ended         Six Months Ended    (Incorporation)
                                             June 30,                June 30,              Through
                                    -----------------------    ------------------------     June 30,
                                       1997         1996          1997           1996           1997
                                    -----------   ---------    -----------    ----------   -------------
   Revenue:
     Grants and royalties           $   162,173   $   122,304   $    248,411  $   122,304  $      688,291

   Operating expenses:
     Research and development         6,194,417     5,006,197     12,017,129    9,497,155      70,118,667
     General and administrative       2,014,358     1,090,202      3,355,004    1,923,507      20,732,529
                                    -----------   -----------   ------------  -----------  --------------
          Total operating expenses    8,208,775     6,096,399     15,372,133   11,420,662      90,851,196
                                    -----------   -----------   ------------  -----------  --------------
          Operating loss             (8,046,602)   (5,974,095)   (15,123,722) (11,298,358)    (90,162,905)
                                    -----------   -----------   ------------  -----------  --------------

   Other income (expense):
     Investment income, net           1,612,587       800,940      2,494,640    1,347,228       9,969,687
     Other expense                      (22,500)      (14,800)       (53,321)     (27,242)       (274,618)
                                    -----------   -----------   ------------  -----------   -------------
          Net other income            1,590,087       786,140      2,441,319    1,319,986       9,695,069
                                    ===========   ===========   ============  ===========   =============
          Net loss                  $(6,456,515)  $(5,187,955)  $(12,682,403) $(9,978,372)  $ (80,467,836)
                                    ===========   ===========   ============  ===========   =============
   Net loss per common share        $     (0.40)  $     (0.41)  $      (0.83) $     (0.84)
                                    ===========   ===========   ============   ==========

   Weighted average common shares
    outstanding                    $ 16,078,995   $12,757,392   $ 15,236,151  $11,816,125
                                    ===========   ===========   ============  ============



                           PATHOGENESIS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                         DEFICIT
                                     NUMBER OF                                                         ACCUMULATED
                                     COMMON      PRICE           ADDITIONAL                UNREALIZED    DURING THE        TOTAL
                                      SHARES      PER    COMMON   PAID-IN      DEFERRED      LOSS ON     DEVELOPMENT   STOCKHOLDERS'
   DATE    DESCRIPTION             OUTSTANDING   SHARE   STOCK    CAPITAL    COMPENSATION  INVESTMENTS     STAGE          EQUITY
   ----    -----------            -----------   -----   -----    ----------  ------------ -----------  ----------      ------------
Feb to
 Mar 1992  Shares issued for cash   1,870,000   $ 0.08   1,870      147,730                                                149,600
June to
 Dec 1992  Shares issued for cash
            net of issue costs of
            $744,966                4,308,500    10.00   4,309   42,335,725                                             42,340,034
November
 1992      Repurchase of common
            stock through
            forgiveness of note
            receivable                (25,000)   10.00     (25)    (249,975)                                              (250,000)
           Repurchase of common
            stock for cash            (46,875)    0.08     (47)      (3,703)                                                (3,750)
           Net loss for the period
            ended December 31, 1992                                                                     (2,930,285)     (2,930,285)
                                    ----------------------------------------------------------------------------------------------
           Balances at December 31,
            1992                    6,106,625            6,107   42,229,776           -                 (2,930,285)     39,305,599
October
 1993      Shares issued in payment
            of license fees            50,000    10.00      50      499,950                                                500,000
           Net loss for the year
            ended December 31, 1993                                                                    (10,804,878)    (10,804,878)
                                    ----------------------------------------------------------------------------------------------
           Balances at December 31,
            1993                    6,156,625            6,157   42,729,726             -              (13,735,163)     29,000,721
March
 1994      Shares issued for cash
            net of issue costs of
            $1,251,739              1,690,677    12.00   1,690   19,093,694                                             19,095,384
           Unrealized loss on
            investment securities                                                         (172,809)                       (172,809)
           Net loss for the year
            ended December 31,
            1994                                                                                       (14,762,117)    (14,762,117)
                                    ----------------------------------------------------------------------------------------------
           Balances at December 31,
            1994                    7,847,302            7,847   61,823,421            -  (172,809)    (28,497,280)     33,161,179
March
 1995     Shares issued in payment
           of license fees             50,000    12.00      50      599,950                                                600,000
April to
 Aug 1995 Exercise of stock options
           for cash                       413    10.00       1        4,124                                                  4,125
November
 1995     Shares issued for cash
           net of issue costs of
           $2,904,274               3,000,000    10.00   3,000   27,092,726                                             27,095,726
          Unrealized gain on
           investment securities                                                           211,267                         211,267
          Net loss for the year
           ended December 31, 1995                                                                     (18,023,923)    (18,023,923)
                                   -----------------------------------------------------------------------------------------------
          Balances at December 31,
           1995                    10,897,715           10,898   89,520,221         -       38,458     (46,521,203)     43,048,374
          Redemption of fractional
           shares                         (48)   12.00      (0)        (576)                                                  (576)
February
 1996     Shares issued in payment
           of license fees              6,250    10.00       6       62,494                                                 62,500
February
 1996     Repurchase of common
           stock for cash             (45,000)    0.08     (45)      (3,555)                                                (3,600)
May 1996  Shares issued for cash
           net of issue costs of
           $3,213,410               2,875,000    16.25   2,875   43,502,465                                             43,505,340
          Shares issued from cash
           and cashless exercise
           of options and warrants    196,843    10.82     197    1,646,871                                              1,647,068
          Unrealized loss on
           investment securities                                                           (68,662)                        (68,662)
          Net loss for the year
           ended December 31,
           1996                                                                                        (21,264,230)    (21,264,230)
                                  ------------------------------------------------------------------------------------------------
          Balances at December 31,
           1996                    13,930,760           13,931  134,727,920        -       (30,204)    (67,785,433)     66,926,214
Jan to
 June
 1997    Exercise of stock
           options for cash            63,762    10.46      64      667,019                                                667,083
March
 1997    Shares issued for cash
          net of issue costs of
          $3,555,118                2,100,000    27.00     2,100  53,142,782                                            53,144,882
June
 1997    Compensation from
          stock options                                             1,594,024  (1,494,398)                                  99,626
         Unrealized loss on
          investment
          securities                                                                          (16,954)                     (16,954)
         Net loss for the
          period ended
          June 30, 1997                                                                                  (12,682,403)  (12,682,403)
                                  ------------------------------------------------------------------------------------------------
         Balances at June 30,
          1997                      16,094,522            $ 16,095 190,131,745 (1,494,398)    (47,158)   (80,467,836)  108,138,448
                                  ============            ========================================================================


                                      PATHOGENESIS CORPORATION
                                  (A development Stage Enterprise)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       December 10,
                                                                                           1991
                                                                                      (Incorporation)
                                                         Six Months Ended                Through
                                                             June 30,                    June 30,
                                                        1997            1996               1997
                                                      ----------     ----------        -------------
Cash flows from operating activities:
 Net loss                                            $(12,682,403)  $  (9,978,372)    $  (80,467,836)

Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                         956,284         789,955          6,391,847
    Amortization of investment premiums (discounts)        33,082        (321,846)           372,349
    Amortization of deferred compensation                  99,626               -             99,626
    Common stock issued in payment of license fees              -               -          1,159,000
    Loss on sale of furniture and equipment                 8,321             315             71,495
    Change in certain assets and liabilities:
      Interest receivable                                (459,011)        499,974           (757,448)
      Inventory                                          (750,126)              -           (750,126)
      Other current assets                               (126,419)        228,015           (949,511)
      Other assets, net                                   (24,716)          2,580           (125,086)
      Accounts payable                                     46,960        (785,704)           859,219
      Compensation and benefits                            38,528        (382,763)           872,786
      Clinical development costs                          142,236         567,204            960,865
      Other accrued expenses                              (53,342)        251,774            515,726
      Long-term liability                                 (98,273)       (153,803)                 -
                                                      ------------  -------------     --------------
        Net cash used in operating activities         (12,869,252)     (9,282,671)       (71,747,093)
                                                      ------------  -------------     --------------

Cash flows from investing activities:
 Purchases of investment securities                   (83,806,802)    (53,314,351)      (334,811,274)
 Sales of investment securities                        35,475,726      30,420,032        239,533,749
 Purchases of property and equipment                   (2,384,304)       (263,461)       (15,397,147)
 Proceeds from sale of furniture and equipment              2,000             100             42,100
 Issuance of note                                              -                -           (250,000)
                                                      ------------  -------------     --------------
        Net cash used in investing activities         (50,713,380)    (23,157,680)      (110,882,572)
                                                      ------------  -------------     --------------

Cash provided by financing activities -
 net proceeds from issuance of common stock            53,811,964      43,529,654        187,644,815
                                                      ------------  -------------     --------------

        Net increase (decrease) in cash
         and cash equivalents                          (9,770,669)     11,089,303          5,015,149
Cash and cash equivalents at beginning of period       14,785,818         575,297                  -
                                                      -----------   -------------     --------------
Cash and cash equivalents at end of period          $   5,015,149   $  11,664,600     $    5,015,149
                                                      ===========   =============     ==============

                           PATHOGENESIS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996



(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements and related notes have been prepared pursuant to Securities and Exchange Commission rules and regulations for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)      DEFERRED COMPENSATION

         In January 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan"). In January and May 1997, an aggregate of 420,045 options were granted pursuant to the 1997 Plan, subject to stockholder approval. The weighted average grant price was $23.71. The 1997 Plan was approved by the stockholders on June 25, 1997. The market price of the Company's Common Stock on that date was $27.50. The excess of the fair market value at the date of stockholder approval over the exercise price at the date of grant resulted in deferred compensation of $1,594,024. This is being amortized over the four-year vesting period of the options.

(3)      INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

         In July 1997, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of the Company's Common Stock from 20,000,000 shares to 60,000,000 shares. Such amendment was approved by the stockholders on June 25, 1997.

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

RESULTS OF OPERATIONS

     Overview

         The Company develops novel drugs to treat serious human infectious diseases where there is a significant need for improved therapy. Since its incorporation in December 1991, the Company has been engaged in research and development, clinical trials and administrative activities. The Company's lead drug candidate, TOBI(TM) (tobramycin for inhalation), is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation. In October 1996, the Company completed its two pivotal Phase III clinical trials of TOBI for the treatment of chronic Pseudomonas aeruginosa lung infections in people with cystic fibrosis. The Company filed a New Drug Application ("NDA") for TOBI in cystic fibrosis patients with the United States Food and Drug Administration ("FDA") in July 1997. The FDA has agreed to an expedited review of such NDA; however, there can be no assurance as to the outcome or timing of the FDA's review of such filing. The Company also intends to commence Phase II clinical trials of TOBI in patients suffering from bronchiectasis (a form of severe chronic bronchitis) and tuberculosis during 1997. The Company's second drug candidate, PA-1648, a derivative of the antibiotic rifampin, is being developed for the treatment of tuberculosis. The Company intends to commence Phase II clinical trials of PA-1648 in tuberculosis patients during 1997.

         Financial results for the first six months of 1997 reflect a planned increase in operating expenses for activities related to advancing potential products through the development process. Such activities include product development, clinical trials and marketing activities. The Company expects to invest in additional clinical, regulatory and product development efforts over the next few years.

         The Company currently has no sources of revenue from any of its drug candidates, has incurred losses since its inception and had an accumulated deficit through June 30, 1997 of $80,467,836. The Company expects that operating losses will continue and increase for at least the next year as its research and development, clinical testing and marketing activities expand. The Company's results of operations may vary significantly from period to period depending on several factors, such as the timing of certain expenses and the progress of the Company's research and development efforts.

         In May 1997, the Company formed a European subsidiary, PathoGenesis Limited. This new subsidiary is based outside London in Brentford, Middlesex. PathoGenesis Limited initially will focus on the clinical development and regulatory approval of TOBI in Europe for the treatment of chronic lung infections in people with cystic fibrosis.

         In June 1997, the Board of Directors, pursuant to a shareholder rights plan approved by the Board, declared a dividend of one Preferred Stock Purchase Right (the "Right(s)") for each outstanding share of the Company's Common Stock. The dividend is payable as of July 10, 1997, to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred shares of the Company, designated as Series A Junior Preferred Stock at a price of $250 per one one-thousandth of a share, subject to certain adjustments.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Revenue from grants and royalties in the second quarter increased by $39,869 to $162,173 in 1997 from $122,304 for the comparable period in 1996. Revenues in the second quarter of 1997 represented income received from a two-year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by the Company.

         Research and development expense for the second quarter increased by $1,188,220 to $6,194,417 in 1997 from $5,006,197 for the comparable period in
1996. Such increase was due primarily to increases in personnel and professional costs relating to clinical development and NDA preparation activity. General and administrative expense for the second quarter increased by $924,156 to $2,014,358 in 1997 from $1,090,202 for the comparable period in 1996. This increase was due to higher personnel and professional costs relating to marketing, finance and investor relations. The Company expects general and administrative expense to increase in future periods as the Company begins to implement a selling and marketing program and expands its staff and facilities.

         Other income primarily represents investment income from the Company's investment securities. In the second quarter, investment income, net increased by $811,647 to $1,612,587 in 1997 from $800,940 for the comparable period in 1996. Such increase was due primarily to higher average invested cash balances.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Revenue from grants and royalties for the first six months increased by $126,107 to $248,411 in 1997 from $122,304 for the comparable period in 1996. Revenues for the first six months of 1997 represented income received from a two-year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by the Company.

         Research and development expense for the first six months increased by $2,519,974 to $12,017,129 in 1997 from $9,497,155 for the comparable period in 1996. Such increase was due primarily to increases in personnel and professional costs relating to clinical development and NDA preparation activity. General and administrative expense for the first six months increased by $1,431,497 to $3,355,004 in 1997 from $1,923,507 for the comparable period in 1996. This increase was due to higher personnel and professional costs relating to marketing, finance and investor relations. The Company expects general and administrative expense to increase in future periods as the Company begins to implement a selling and marketing program and expands its staff and facilities.

         Other income primarily represents investment income from the Company's investment securities. In the first six months, investment income, net increased by $1,147,412 to $2,494,640 in 1997 from $1,347,228 for the comparable period in 1996. Such increase was due primarily to higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily by the issuance of equity securities. Through June 30, 1997, the Company has raised $61,331,268 from private sales of Common Stock and $123,745,948 from public offerings of Common Stock. Through June 30, 1997, the Company has earned net interest and investment income of $9,969,687 from investments.

         The Company's combined cash, cash equivalents and investment securities totaled $99,198,168 at June 30, 1997, an increase of $38,510,372 from the balance at December 31, 1996. This increase was due primarily to the net proceeds to the Company from the public offering of 2,100,000 shares of Common Stock in March 1997. The primary uses of cash during the quarter ended June 30, 1997, were to finance the Company's operations and working capital requirements. From the Company's inception through June 30, 1997, the Company purchased approximately $15.4 million of property and equipment.

         The Company plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities primarily with a maturity of one-and-one-half years or less.

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

         In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share." This statement will change the computation, presentation and disclosure requirements for earnings per share ("EPS"). The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. EPS computed pursuant to this statement is not expected to be materially different from the historical net loss per share previously presented.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                               None.

Item 2.           Changes in Securities                           None.

Item 3.           Defaults Upon Senior Securities                 None.

Item 4.           Submission of Matters to a Vote of Security-Holders

                  On June 25, 1997, the Company held its Annual Meeting of Stockholders. The holders of 16,049,885 shares of Common Stock of the Company were entitled to vote at the meeting and the holders of 14,272,040 shares of Common Stock, or 88.9% of shares entitled to vote at the meeting, were represented by proxy. The following actions took place:

         1. The holders of 14,162,753 shares of Common Stock voted for the election of Wilbur H. Gantz to continue to serve as a director of the Company and the holders of 109,287 shares abstained from voting. The holders of 14,162,753 shares of Common Stock voted for the election of Lawrence C. Hoff to continue to serve as a director of the Company and the holders of 109,287 shares abstained from voting. The holders of 14,162,753 shares of Common Stock voted for the election of Edward
         J. Mathias to continue to serve as a director of the Company and the holders of 109,287 shares abstained from voting. No stockholders voted against any of the nominees.

         2. The stockholders approved a proposal to amend Article FOURTH of the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from 20,000,000 shares to 60,000,000 shares. The holders of 11,347,206 shares of Common Stock voted for the proposal, the holders of 2,895,499 shares of Common Stock voted against the proposal and the holders of 29,335 shares of Common Stock abstained from voting.

         3. The stockholders approved a proposal to adopt the Company's 1997 Stock Option Plan and to terminate the Company's 1996 Stock Option Plan for Non-Employee Directors. The holders of 8,205,027 shares of Common Stock voted for the proposal, the holders of 4,576,326 shares of Common Stock voted against the proposal and the holders of 1,490,687 shares of Common Stock abstained from voting.

         4. Finally, the stockholders ratified the appointment of KPMG Peat Marwick LLP as the independent accountants for the Company for the fiscal year ending December 31, 1997. The holders of 14,255,248 shares of Common Stock voted for the ratification, the holders of 4,980 shares of Common Stock voted against the ratification and the holders of 11,812 shares of Common Stock abstained from voting.


Item 5.           Other Information                              None.


Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits                            Exhibit 27. Financial
                                                          Data Schedule.

                  (b) Reports on Form 8-K                 The Company filed a
                                                          Form 8-K, dated
                                                          June 26, 1997, under
                                                          Item 5. Other Events.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PATHOGENESIS CORPORATION



Date: August 14, 1997                By:     /s/ Wilbur H. Gantz
                                             -------------------
                                             Wilbur H. Gantz
                                             President and Chief Executive
                                             Officer


Date: August 14, 1997                By:     /s/ Alan R. Meyer
                                             -------------------
                                             Alan R. Meyer
                                             Senior Vice President and
                                             Chief Financial Officer