Form 10-Q
period 1997-09-30
PATHOGENESIS CORP
filed 1997-11-14
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period ended September 30, 1997

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

At September 30, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 16,140,801 shares.

                           PATHOGENESIS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                        September 30,     December 31,
                                                             1997             1996
                                                        -------------    -------------
ASSETS
 Current assets
     Cash and cash equivalents                          $  11,633,979    $  14,785,818
     Investment securities                                 78,196,624       45,901,978
     Interest receivable                                      829,370          298,437
     Inventory                                              4,585,074             --
     Other current assets                                     744,292          823,092
                                                        -------------    -------------
         Total current assets                              95,989,339       61,809,325
                                                        -------------    -------------
 Restricted securities                                        675,000          675,000
                                                        -------------    -------------
 Property and equipment, at cost:
     Leasehold improvements                                 7,561,333        6,766,935
     Furniture and equipment                                7,885,169        5,967,110
                                                        -------------    -------------
                                                           15,446,502       12,734,045
     Less accumulated depreciation and amortization         6,606,694        5,320,039
                                                        -------------    -------------
         Net property and equipment                         8,839,808        7,414,006
                                                        -------------    -------------
 Other assets, net                                            120,453          100,370
                                                        -------------    -------------
     Total assets                                       $ 105,624,600    $  69,998,701
                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $   1,607,421    $     812,259
     Compensation and benefits                                940,943          774,258
     Clinical development costs                             1,927,733          818,629
     Other accrued expenses                                 1,036,697          569,068
                                                        -------------    -------------
         Total current liabilities                          5,512,794        2,974,214
                                                        -------------    -------------

 Long-term liability                                             --             98,273

 Stockholders' equity:
     Preferred stock $.01 par value
       Authorized 1,000,000 shares; issued and
       outstanding none                                          --               --

     Common stock $.001 par value. Authorized
       60,000,000 shares; 16,140,801
       shares and 13,930,760 shares issued
       and outstanding at September 30, 1997 and
       December 31, 1996, respectively                         16,141           13,931

    Additional paid-in capital                            190,390,525      134,727,920
    Deferred compensation                                  (1,394,771)            --
    Unrealized gain (loss) on investment securities           101,359          (30,204)
    Deficit accumulated during the development stage      (89,001,448)     (67,785,433)
                                                        -------------    -------------

    Total stockholders' equity                            100,111,806       66,926,214

                                                        -------------    -------------

    Total liabilities and stockholders' equity          $ 105,624,600    $  69,998,701
                                                        =============    =============

                                            PATHOGENESIS CORPORATION
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                    NUMBER OF
                                                     COMMON      PRICE               ADDITIONAL
                                                     SHARES       PER     COMMON      PAID-IN      DEFERRED
    DATE                 DESCRIPTION               OUTSTANDING   SHARE     STOCK      CAPITAL    COMPENSATION
    ----                 -----------               -----------   -----     -----      -------    ------------
Feb to Mar 1992    Shares issued for cash           1,870,000    $0.08     1,870        147,730

June to Dec 1992   Shares issued for cash net of
                     issue costs of $744,966        4,308,500    10.00     4,309     42,335,725
November 1992      Repurchase of common stock
                     through forgiveness
                     of note receivable               (25,000)   10.00       (25)      (249,975)
                   Repurchase of common stock for
                     cash                             (46,875)    0.08       (47)        (3,703)
                   Net loss for the period ended
                     December 31, 1992
                                                  ----------------------------------------------------------
                   Balances at December 31, 1992    6,106,625              6,107     42,229,776          --
October 1993       Shares issued in payment of
                     license fees                      50,000    10.00        50        499,950
                   Net loss for the year ended
                     December 31, 1993
                                                  ----------------------------------------------------------
                   Balances at December 31, 1993    6,156,625              6,157     42,729,726          --
March 1994         Shares issued for cash net of
                     issue costs of $1,251,739      1,690,677    12.00     1,690     19,093,694
                   Unrealized loss on investment
                     securities
                   Net loss for the year ended
                     December 31, 1994
                                                  ----------------------------------------------------------
                   Balances at December 31, 1994
                                                    7,847,302              7,847     61,823,421          --
March 1995         Shares issued in payment of
                     license fees                      50,000    12.00        50        599,950
April to Aug 1995  Exercise of stock options for
                     cash                                 413    10.00         1          4,124
November 1995      Shares issued for cash net of
                     issue costs of $2,904,274      3,000,000    10.00     3,000     27,092,726
                   Unrealized gain on investment
                     securities
                   Net loss for the year ended
                   December 31, 1995
                                                  ----------------------------------------------------------
                   Balances at December 31, 1995
                                                   10,897,715             10,898     89,520,221          --
                   Redemption of fractional shares
                                                          (48)   12.00        (0)          (576)
February 1996      Shares issued in payment of
                     license fees                       6,250    10.00         6         62,494
February 1996      Repurchase of common stock for
                     cash                             (45,000)    0.08       (45)        (3,555)
May 1996           Shares issued for cash net of
                     issue costs of $3,213,410      2,875,000    16.25     2,875     43,502,465
                   Exercise of stock options and
                     warrants for cash and
                     cancellation of warrants         196,843    10.82       197      1,646,871
                   Unrealized loss on investment
                     securities
                   Net loss for the year ended
                     December 31, 1996
                                                  ----------------------------------------------------------
                   Balances at December 31, 1996
                                                   13,930,760             13,931    134,727,920          --
Jan to Sept 1997   Exercise of stock options and
                     warrants for cash and
                     cancellation of warrants         110,041    10.60       110        925,799
March 1997         Shares issued for cash net of
                     issue costs of $3,555,118      2,100,000    27.00     2,100     53,142,782
June to Sept 1997  Compensation from stock options
                                                                                      1,594,024  (1,394,771)
                   Unrealized gain on investment
                     securities
                   Net loss for the nine months
                     ended September 30, 1997
                                                  ----------------------------------------------------------
                   Balances at September 30, 1997  16,140,801            $16,141    190,390,525  (1,394,771)

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                    UNREALIZED    ACCUMULATED
                                                       GAIN        DURING THE       TOTAL
                                                     (LOSS) ON    DEVELOPMENT    STOCKHOLDERS'
    DATE                 DESCRIPTION               INVESTMENTS       STAGE          EQUITY
    ----                 -----------               -----------    -----------    -------------
Feb to Mar 1992    Shares issued for cash                                             149,600

June to Dec 1992   Shares issued for cash net of
                     issue costs of $744,966                                       42,340,034
November 1992      Repurchase of common stock
                     through forgiveness
                     of note receivable                                              (250,000)
                   Repurchase of common stock for
                     cash                                                              (3,750)
                   Net loss for the period ended
                     December 31, 1992                             (2,930,285)     (2,930,285)
                                                  --------------------------------------------
                   Balances at December 31, 1992                   (2,930,285)     39,305,599
October 1993       Shares issued in payment of
                     license fees                                                     500,000
                   Net loss for the year ended
                     December 31, 1993                            (10,804,878)    (10,804,878)
                                                  --------------------------------------------
                   Balances at December 31, 1993                  (13,735,163)     29,000,721
March 1994         Shares issued for cash net of
                     issue costs of $1,251,739                                     19,095,384
                   Unrealized loss on investment
                     securities                      (172,809)                       (172,809)
                   Net loss for the year ended
                     December 31, 1994                            (14,762,117)    (14,762,117)
                                                  --------------------------------------------
                   Balances at December 31, 1994
                                                     (172,809)    (28,497,280)     33,161,179
March 1995         Shares issued in payment of
                     license fees                                                     600,000
April to Aug 1995  Exercise of stock options for
                     cash                                                               4,125
November 1995      Shares issued for cash net of
                     issue costs of $2,904,274                                     27,095,726
                   Unrealized gain on investment
                     securities                       211,267                         211,267
                   Net loss for the year ended
                   December 31, 1995                              (18,023,923)    (18,023,923)
                                                  --------------------------------------------
                   Balances at December 31, 1995
                                                       38,458     (46,521,203)     43,048,374
                   Redemption of fractional shares
                                                                                         (576)
February 1996      Shares issued in payment of
                     license fees                                                      62,500
February 1996      Repurchase of common stock for
                     cash                                                              (3,600)
May 1996           Shares issued for cash net of
                     issue costs of $3,213,410                                     43,505,340
                   Exercise of stock options and
                     warrants for cash and
                     cancellation of warrants                                       1,647,068
                   Unrealized loss on investment
                     securities                       (68,662)                        (68,662)
                   Net loss for the year ended
                     December 31, 1996                            (21,264,230)    (21,264,230)
                                                  --------------------------------------------
                   Balances at December 31, 1996
                                                      (30,204)    (67,785,433)     66,926,214
Jan to Sept 1997   Exercise of stock options and
                     warrants for cash and
                     cancellation of warrants                                         925,909
March 1997         Shares issued for cash net of
                     issue costs of $3,555,118                                     53,144,882
June to Sept 1997  Compensation from stock options
                                                                                      199,253
                   Unrealized gain on investment
                     securities                       131,563                         131,563
                   Net loss for the nine months
                     ended September 30, 1997                     (21,216,015)    (21,216,015)
                                                  --------------------------------------------
                   Balances at September 30, 1997     101,359     (89,001,448)    100,111,806

                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              December 10,
                                                                                                 1991
                                     Three Months Ended           Nine Months Ended        (Incorporation)
                                       September 30,                September 30,              Through
                                --------------------------   ----------------------------    September 30,
                                    1997           1996          1997            1996             1997
                                -----------    -----------   ------------    ------------    --------------
Revenue:
  Grants and royalties          $    76,503    $   160,539   $    324,914    $    282,843    $    764,794

Operating expenses:
  Research and development        6,943,439      4,940,519     18,960,568      14,437,674      77,062,106
  General and administrative      3,019,762        995,666      6,374,766       2,919,173      23,752,291
                                ------------   -----------   -------------   -------------   -------------
       Total operating expenses   9,963,201      5,936,185     25,335,334      17,356,847     100,814,397
                                ------------   -----------   -------------   -------------   -------------
       Operating loss            (9,886,698)    (5,775,646)   (25,010,420)    (17,074,004)   (100,049,603)
                                ------------   -----------   -------------   -------------   -------------

Other income (expense):
  Investment income, net          1,403,010      1,012,981      3,897,650       2,360,209      11,372,697
  Other expense                     (49,924)       (24,547)      (103,245)        (51,789)       (324,542)
                                ------------   -----------   -------------   -------------   -------------
       Net other income           1,353,086        988,434      3,794,405       2,308,420      11,048,155
                                ============   ===========   =============   =============   =============
       Net loss                 $(8,533,612)   $(4,787,212)  $(21,216,015)   $(14,765,584)   $(89,001,448)
                                ============   ===========   =============   =============   =============
Net loss per common share       $     (0.53)   $     (0.35)  $      (1.37)   $      (1.18)
                                ============   ===========   =============   =============
Weighted average common shares
  outstanding                    16,119,363     13,759,209     15,526,611      12,468,547
                                ============   ===========   =============   =============

                                 PATHOGENESIS CORPORATION
                             (A Development Stage Enterprise)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   December 10,
                                                                                                       1991
                                                                                                  (Incorporation)
                                                                        Nine Months Ended            Through
                                                                          September 30,            September 30,
                                                                      1997             1996            1997
                                                                 -------------    -------------    -------------
Cash flows from operating
activities:
   Net loss                                                      $ (21,216,015)   $ (14,765,584)   $ (89,001,448)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                   1,507,462        1,202,884        6,943,025
     Amortization of investment premiums (discounts)                    33,082         (135,877)         372,349
     Amortization of deferred compensation                             199,253             --            199,253
     Common stock issued in payment of license fees                       --               --          1,159,000
     Loss on sale of furniture and equipment                            35,796              315           98,970
     Change in certain assets and liabilities:
       Interest receivable                                            (530,933)         429,116         (829,370)
       Inventory                                                    (4,585,074)            --         (4,585,074)
       Other current assets                                             78,800          231,012         (744,292)
       Other assets, net                                                  --              3,613         (100,370)
       Accounts payable                                                795,162       (1,019,630)       1,607,421
       Compensation and benefits                                       166,685         (416,333)       1,000,943
       Clinical development costs                                    1,109,104          108,025        1,927,733
       Other accrued expenses                                          467,629           71,318        1,036,697
       Long-term liability                                             (98,273)        (227,508)            --
                                                                 -------------    -------------    -------------
          Net cash used in operating activities                    (22,037,322)     (14,518,649)     (80,915,163)
                                                                 -------------    -------------    -------------

Cash flows from investing
activities:
   Purchases of investment securities                             (159,419,600)     (87,656,851)    (410,424,072)
   Sales of investment securities                                  127,223,435       81,394,672      331,281,458
   Purchases of property and equipment                              (3,045,143)        (514,430)     (16,057,986)
   Proceeds from sale of furniture and equipment                        56,000              100           96,100
   Issuance of note  receivable                                           --               --           (250,000)
                                                                 -------------    -------------    -------------
          Net cash used in investing activities                    (35,185,308)      (6,776,509)     (95,354,500)
                                                                 -------------    -------------    -------------
Cash provided by financing activities -
   Net proceeds from issuance of common stock                       53,144,882       43,501,168      185,326,540
   Proceeds from exercise of stock options                             925,909          361,013        2,577,102
                                                                 -------------    -------------    -------------
          Total cash provided from financing activities             54,070,791       43,862,181      187,903,642

          Net increase (decrease) in cash and cash equivalents      (3,151,839)      22,567,023       11,633,979

Cash and cash equivalents at beginning of period                    14,785,818          575,297             --
                                                                 -------------    -------------    -------------
Cash and cash equivalents at end of period                       $  11,633,979    $  23,142,320    $  11,633,979
                                                                 =============    =============    =============

                           PATHOGENESIS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996



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

(2)      INVENTORIES

         Inventories are stated at the lower of cost (first in first out) or market. As of September 30, 1997 inventories of the following:

                Raw Material ....................  $3,461,169
                Work in Process .................   1,123,905
                Total ...........................  $4,585,074

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

         Statements in this Quarterly Report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, uncertainties related to the Company's absence of products and dependence on TOBI, government regulation, the development of drug candidates, competition and pharmaceutical pricing. Further information regarding such factors is discussed in PathoGenesis' 1996 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Overview

         The Company develops novel drugs to treat serious human infectious diseases where there is a significant need for improved therapy. Since its incorporation in December 1991, the Company has been engaged in research and development, clinical trials and administrative activities. The Company's lead drug candidate, TOBI(TM) (tobramycin solution for inhalation), is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation. In October 1996, the Company completed its two pivotal Phase III clinical trials of TOBI for the treatment of Pseudomonas aeruginosa lung infections in people with cystic fibrosis. The Company filed a New Drug Application ("NDA") for TOBI in cystic fibrosis patients with the United States Food and Drug Administration ("FDA") in July 1997. The FDA has agreed to an expedited review of such NDA and is actively reviewing the file; however, there can be no assurance as to the outcome or timing of the FDA's review of such filing. The FDA has set the date of November 21, 1997 for a meeting of the Anti-Infective Drugs Advisory Committee, where the Company has been asked to present data on TOBI. The Company also commenced Phase II clinical trials of TOBI in patients suffering from bronchiectasis (a form of severe chronic bronchitis) in September 1997 and in patients with tuberculosis in October 1997. The Company's third drug candidate, PA-1648, a derivative of the antibiotic rifampin, is being developed for the treatment of tuberculosis. The Company commenced Phase II clinical trials of PA-1648 in tuberculosis patients in October 1997.

         Financial results for the first nine months of 1997 reflect a planned increase in operating expenses for activities related to advancing potential products through the development process. Such activities include product development, clinical trials and marketing. The Company expects to invest in additional clinical, regulatory and product development efforts over the next few years.

         The Company currently has no sources of revenue from any of its drug candidates, has incurred losses since its inception and had an accumulated deficit through September 30, 1997 of $89,001,448. The Company's results of operations may vary significantly from period to period depending on several factors, such as the timing of approval (if ever), sales of TOBI (if and when approved), certain expenses and the progress of the Company's research and development efforts.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Revenues in the third quarter of 1997 represented income received from a two-year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by the Company. Revenue from grants and royalties in the third quarter decreased by $84,036 to $76,503 in 1997 from $160,539 for the comparable period in 1996. This decrease was due to lower unit sales of the combinatorial chemistry system.

         Research and development expense for the third quarter increased by $2,002,920 to $6,943,439 in 1997 from $4,940,519 for the comparable period in
1996. Such increase was due primarily to increases in personnel and professional costs relating to clinical development, NDA preparation and filing, and the commencement of European operations. General and administrative expense for the third quarter increased by $2,024,096 to $3,019,762 in 1997 from $995,666 for the comparable period in 1996. This increase was due to costs of additional personnel and higher professional costs relating to marketing, recruiting and investor relations. The Company is in the process of implementing a sales and marketing program in anticipation of the approval of TOBI for cystic fibrosis. Accordingly, the Company expects general and administrative expense to increase in future periods.

         Other income primarily represents investment income from the Company's investment securities. In the third quarter, investment income, net increased by $390,029 to $1,403,010 in 1997 from $1,012,981 for the comparable period in 1996. Such increase was due primarily to higher average invested cash balances.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Revenue from grants and royalties for the first nine months increased by $42,071 to $324,914 in 1997 from $282,843 for the comparable period in 1996. Revenues for the first nine months of 1997 represented income received from a two-year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by the Company.

         Research and development expense for the first nine months increased by $4,522,894 to $18,960,568 in 1997 from $14,437,674 for the comparable period in 1996. Such increase was due primarily to increases in personnel and professional costs relating to clinical development, NDA preparation and filing, and the commencement of European operations. General and administrative expense for the first nine months increased by $3,455,593 to $6,374,766 in 1997 from $2,919,173 for the comparable period in 1996. This increase was due to costs of additional personnel and higher professional costs relating to marketing, recruiting and investor relations. The Company is in the process of implementing a sales and marketing program in anticipation of the approval of TOBI for cystic fibrosis. Accordingly, the Company expects general and administrative expense to increase in future periods.

         Other income primarily represents investment income from the Company's investment securities. In the first nine months, investment income net increased by $1,537,441 to $3,897,650 in 1997 from $2,360,209 for the comparable period in 1996. Such increase was due primarily to higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily by the issuance of equity securities. Through September 30, 1997, the Company has raised $61,331,268 from private sales of Common Stock and $123,745,948 from public offerings of Common Stock. Through September 30, 1997, the Company has earned net interest and investment income of $11,372,697 from investments.

         The Company's combined cash, cash equivalents and investment securities totaled $89,830,603 at September 30, 1997, an increase of $29,142,807 from the balance at December 31, 1996. This increase was due primarily to the net proceeds to the Company from the public offering of 2,100,000 shares of Common Stock in March 1997. The primary uses of cash during the quarter ended September 30, 1997, were to finance the Company's operations and working capital requirements. From the Company's inception through September 30, 1997, the Company has purchased approximately $16.1 million of property and equipment.

         Historically the primary uses of cash have been to finance the Company's operations, consisting of research and development programs and general and administrative infrastructure. Beginning in the third quarter ended September 30, 1997, cash and investments were used to build up inventory in anticipation of the approval of TOBI for cystic fibrosis, in addition to the normal operating activity.

         The Company plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities primarily with a maturity of one-and-one-half years or less.

         The Company anticipates that its existing capital resources should be sufficient to meet its operating expenses and capital requirements through at least the next 24 months. Until such time as the Company can generate sufficient levels of cash from operations, the Company will have to continue to finance future cash needs through some or all of the sources previously used or through other means. The Company does not expect to generate a positive internal cash flow for at least the next year due to spending for research and clinical development programs and the expected cost of commercializing its first products. The Company may need to arrange additional financing for the future operation of its business, including the development and commercialization of its various drug candidates. There can be no assurances that such additional financing can be obtained, and if obtained, at reasonable terms.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                          None.

Item 2.   Changes in Securities                      None.

Item 3.   Defaults Upon Senior Securities            None.

Item 4.   Submission of Matters to a Vote of
            Security-Holders                         None.

Item 5.   Other Information                          None.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits                                Exhibit 27.
                                                     Financial Data Schedule.

         (b) Reports on Form 8-K                     None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PATHOGENESIS CORPORATION



Date: November 14, 1997                     By: /s/ Wilbur H. Gantz
                                               --------------------------------
                                                Wilbur H. Gantz
                                                President and Chief
                                                  Executive Officer


Date: November 14, 1997                     By: /s/ Alan R. Meyer
                                               --------------------------------
                                                Alan R. Meyer
                                                Senior Vice President and
                                                  Chief Financial Officer