Form 10-K
period 1997-12-31
PATHOGENESIS CORP
filed 1998-03-30
CIK 1001186

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-27150
                              __________________

                           PathoGenesis Corporation
            (Exact name of Registrant as specified in its charter)
                  Delaware                           91-1542150
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           Identification Number)

              201 Elliott Avenue West, Seattle, Washington 98119
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (206) 467-8100
                               __________________

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.001 par value per share
                             (Title of Each Class)
                              __________________

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the Registrant was approximately $510,536,959 on March 20, 1998 (based on the closing price quoted on the Nasdaq National Market on March 20, 1998, as reported by The Wall Street Journal). On March 20, 1998, the Registrant had issued and outstanding an aggregate of 16,245,547 shares of common stock.

                      Documents Incorporated by Reference

     Those portions of the Registrant's proxy statement to be filed pursuant to Regulation 14A for the annual meeting of stockholders to be held on June 3, 1998, described in Part III hereof, are incorporated by reference in this report.

================================================================================

                                    PART I

     This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1. Business" and "Item 7. Management's Discussion and Analysis" of this Form 10-K, and in Exhibit 99 to this Form 10-K.

Item 1.  Business

Summary

     PathoGenesis Corporation ("PathoGenesis" or the "Company") is a Delaware corporation organized in 1991. The Company develops novel drugs to treat serious, chronic human infectious diseases where there is a significant need for improved therapy. In December 1997, the United States Food and Drug Administration ("FDA") approved the Company's first drug, TOBI(TM) (tobramycin solution for inhalation). The Company began marketing TOBI in 1998. TOBI is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. The drug is indicated for the management of cystic fibrosis ("CF") patients with Pseudomonas aeruginosa ("P. aeruginosa").

     Based on the potential efficacy of delivering a high concentration of tobramycin directly to the site of infection in the lungs, the Company initiated Phase II clinical trials of TOBI in patients with bronchiectasis (a form of severe chronic bronchitis) and tuberculosis during 1997. In addition, the Company initiated Phase II clinical trials of a second drug candidate, PA-1648. This oral drug candidate is being developed as a potential replacement for the antibiotic rifampin in tuberculosis treatment. The Company is developing additional inhaled and oral drug candidates for lung infections. The table below shows the development status and targeted market for each of PathoGenesis' drug candidates in clinical trials. See "Government Regulation and Product Testing" for a description of the various phases of product testing. The number of patients shown refers to the total number of patients with the underlying disease; not all of such patients have (or will develop) lung infections the company's drug candidates are designed to treat.

                                                                                  Approximate
        Indication                Drug Candidate       Development Status         Number of Patients
----------------------------------------------------------------------------------------------------
Cystic fibrosis                   TOBI                 Approved by FDA in         30,000 (U.S.)
                                                       1997; filed for            30,000 (Europe)
                                                       approval in Canada in      10,000 (rest of world)
                                                       March 1998; regulatory
                                                       filings in Europe
                                                       expected in 1998


----------------------------------------------------------------------------------------------------------
Bronchiectasis (a form of         TOBI                 Phase II clinical trials   100,000 (U.S.)
severe chronic bronchitis)                             commenced in 1997          100,000 (Europe)
                                                                                  100,000 (Japan)


----------------------------------------------------------------------------------------------------------
Tuberculosis (adjunct             TOBI                 Phase II clinical          25,000 (U.S. and Canada)
 therapy for patients                                  trials commenced in 1997
 with contagious
 pulmonary tuberculosis)
----------------------------------------------------------------------------------------------------------
Tuberculosis                      PA-1648              Phase II clinical          25,000 (U.S. and Canada)
                                  (rifalazil)          trials commenced in 1997
----------------------------------------------------------------------------------------------------------

     There can be no assurance that TOBI will achieve market acceptance. In addition, the results of the clinical trials of TOBI for other indications being conducted by the Company may not be consistent with results obtained in the clinical trials for TOBI in cystic fibrosis patients, and such trials may not be completed within anticipated time frames, if at all. No assurance can be given that the Company will develop any of its other drug candidates successfully.

Anti-Pseudomonas Drug Development Program

     The goal of PathoGenesis' anti-pseudomonas drug development program is to develop drug candidates that can provide significant benefit to people with pseudomonal lung infections. The Company's first drug, TOBI, was developed to treat people with cystic fibrosis and is currently being tested in patients with bronchiectasis (a form of severe chronic bronchitis) who have pseudomonal lung infections.

     PathoGenesis is conducting further research into P. aeruginosa therapy, including investigation of additional aerosolized antibiotics. In October 1997, the Company received a Therapeutics Development Grant from the Cystic Fibrosis Foundation, which will help support the preclinical development of PA-1420 (polymyxin E1), a purified form of the antibiotic colistin. The drug candidate is a broad-spectrum gram-negative antibiotic designed to be administered by aerosol. The Company has applied for patents on PA-1420.

     In September 1997, PathoGenesis, the Cystic Fibrosis Foundation and the University of Washington Genome Center announced a partnership to collaborate on laboratory research into the genetic makeup of P. aeruginosa. See "Research and Development."

     TOBI for Cystic Fibrosis Lung Infections

     In December 1997, TOBI became the first FDA-approved antibiotic solution for inhalation to treat people with CF. The drug is indicated for the management of CF patients with P. aeruginosa. TOBI is a stable, premixed, proprietary formulation. It has received orphan drug designation from the FDA, which provides the Company with seven years of marketing exclusivity in the U.S. from the time of approval. TOBI also is covered by a U.S. formulation patent that will expire in 2013. Patent applications are pending in other countries. See "Patents."

     Tobramycin is a fermentation product isolated from Streptomyces tenebrarius in 1967. It is a water-soluble compound belonging to the group of antibiotics called aminoglycosides. Like other aminoglycosides, tobramycin inhibits bacterial protein synthesis and is most active against gram-negative bacteria. Compared with other aminoglycosides, tobramycin is more active against P. aeruginosa by at least two- to four-fold and is generally less toxic. Intravenous tobramycin has been approved for marketing for more than 20 years.

     Cystic Fibrosis

     Cystic fibrosis is the most common life-shortening inherited disease in the U.S., affecting about 30,000 Americans. According to the Cystic Fibrosis Foundation, CF is diagnosed in one of every 3,300 newborns in the U.S. Most people with CF are diagnosed by age three. The median survival age is 31.3 years.

     Cystic fibrosis is characterized by the production of unusually thick, sticky mucus that obstructs the airways of the lungs, the bronchial tubes and bronchioles. Early in life, cystic fibrosis patients typically have bacterial infections comparable to other children. While the majority of their early lung infections are treated effectively, the accumulation of mucus in the lungs usually leads to life-long infections. This results in gradual destruction of lung tissue, and eventually, respiratory failure. P. aeruginosa is the dominant type of bacteria, infecting the lungs of about 60 percent of all people with CF in the U.S. Infection with pseudomonal bacteria is increasingly likely as the patient ages. Furthermore, P. aeruginosa is rarely if ever permanently eradicated after antibiotic treatment.

     An estimated 90% of all illnesses associated with CF are related to the respiratory system. Periodic flare-ups of pseudomonal infection can cause life-threatening episodes and hospitalization, which increases treatment costs, exposes the patient to potential hospital-acquired infections, and disrupts education and family life. For more than 20 years, the standard treatment for these flare-ups was intravenous tobramycin, typically for periods of 10-14 days. However, cumulative systemic exposure to intravenous tobramycin increases the risk of adverse side effects, such as significant kidney damage and hearing loss. As an antibiotic specifically formulated for inhalation, TOBI is delivered directly to the lungs where the infection resides. The drug is formulated to minimize its absorption into the bloodstream through the airway lining, thereby reducing the risk of adverse effects. On average, 100-fold greater concentrations of tobramycin can be delivered to the actual site of infection by directly depositing the antibiotic on the airway lining as compared with intravenous delivery.

     Treatment of pseudomonal infection using TOBI would be expected to begin at the first detection of pseudomonal bacteria and may continue throughout the patient's lifetime. The Company believes that the market for TOBI is significant and growing. About 60% of the 30,000 CF patients in the U.S. have been diagnosed with pseudomonal lung infections. Market growth may occur as new patients are diagnosed and improved therapy extends the lives of patients. Most CF patients are treated at 113 centers accredited by the Cystic Fibrosis Foundation.

     The Development of TOBI for Cystic Fibrosis

     For the past 20 years, inhaled tobramycin has been used experimentally to treat pseudomonal infections in CF patients. Various solutions of tobramycin for inhalation have been compounded by pharmacists and patients from commercially available sources; however, the use of these formulations for inhalation has not been approved by the FDA. Because physicians employing inhaled tobramycin used different formulations and reported conflicting results, the Cystic Fibrosis Foundation sponsored early research in aerosol administration. Researchers at Children's Hospital and Medical Center in Seattle found that not all nebulizers (devices used to produce the aerosol) deliver tobramycin to the affected area of the lung. In addition, the doses used were frequently insufficient. Higher doses are required in inhaled therapy than in intravenous therapy, since the inhaled drug must pass through the sputum (phlegm), which partially binds and inactivates tobramycin.

     Subsequently, the investigators tested inhaled tobramycin in a multi-center randomized controlled trial of 71 cystic fibrosis patients with P. aeruginosa. The results were published in the New England Journal of Medicine in June 1993. In this study, aerosolized tobramycin appeared safe and held promise for reducing pseudomonal bacterial counts, thereby improving lung function. However, the treatment regimen of 600 milligrams three times daily would not have been practical, given the compounded drug's lack of stability, lengthy treatment times, and an estimated annual retail cost of about $30,000 per patient at that time.

     PathoGenesis has obtained exclusive worldwide licenses from each of the Cystic Fibrosis Foundation and Children's Hospital and Medical Center in Seattle for patents, research and technology relating to the use of an aerosol tobramycin solution or any other aerosol aminoglycoside solution for the treatment of bronchopulmonary infections. See "Licenses and Other Agreements." In March 1996, the Company was awarded a competitive $470,000 grant by the FDA Office of Orphan Products Development to support its Phase III clinical trials of TOBI.

     The Company significantly modified the treatment protocol published in the New England Journal of Medicine. Its goal was to provide a more economical and convenient therapy by developing TOBI, a concentrated, preservative-free formulation of tobramycin solution for inhalation. The Company has obtained a formulation patent on TOBI in the U.S., and patent applications are pending in other countries. Each ready-to-use ampule of TOBI contains 300 milligrams of tobramycin in a 5 milliliter solution. TOBI is aerosolized and administered using a Pari LC Plus(TM) reusable nebulizer and a DeVilbiss Pulmo-Aide(R) air compressor. It is inhaled twice daily and requires an average of about 15 minutes per treatment. The TOBI treatment regimen consists of repeated cycles of 28 days on drug, followed by 28 days off drug.

     In January 1997, PathoGenesis announced results from two pivotal double-blind, placebo-controlled Phase III clinical trials of TOBI in patients with cystic fibrosis. A total of 520 cystic fibrosis patients aged 6 to 63 with P. aeruginosa lung infections participated in the studies, which were conducted for 24 weeks at 69 cystic fibrosis centers across the U.S. Patients were divided into two groups -- those receiving placebo plus standard CF therapy and those receiving TOBI plus standard CF therapy. Compared with placebo plus standard CF therapy, the six-month clinical trials of TOBI showed:

(i) Improved and maintained lung function: TOBI-treated patients demonstrated a significant improvement in lung function compared to those receiving standard CF therapy. At the end of the six months, the average improvement in lung function from baseline was 11% in one trial, and 7% in the other. To put this into perspective: A CF patient's pulmonary function declines 2% to 3% a year on average, with the median age of death currently at 31 years. Thus, a 10% improvement in lung function typically represents a return to what the patient's lung function was three to four years earlier.

(ii) Fewer days in the hospital: On average, TOBI-treated patients were hospitalized three fewer days than patients receiving standard CF therapy -- 5.1 days for TOBI patients, compared to 8.1 days for placebo patients over the six months.

(iii) Fewer days requiring anti-pseudomonal antibiotics: On average, TOBI-treated patients required 4.4 fewer days of intravenous anti-pseudomonal therapies than patients receiving standard CF therapies -- 9.7 days for TOBI patients, compared to 14.1 days for placebo patients.

(iv) Safety: TOBI was well-tolerated by patients, although more TOBI-treated patients experienced hoarseness (13% versus 7% in placebo patients) and ringing in the ears (3% versus none of the placebo patients). All episodes of ringing in the ears were temporary and resolved without stopping the TOBI treatment regimen.

(v) Reduction in bacterial counts: TOBI therapy resulted in a significant reduction in P. aeruginosa density in sputum during the on-drug periods. Sputum bacterial density returned to baseline during the off-drug periods. Reductions in sputum bacterial density were smaller in each successive cycle.

     One concern with long-term administration of any antibiotic is the emergence of drug-resistant bacteria. However, intravenous tobramycin therapy for acute flare-ups of pseudomonal infection in CF patients is usually efficacious, even though resistant pseudomonal bacteria are frequently found. Treatment for six months with TOBI in the clinical trials did not affect the susceptibility of the majority of P. aeruginosa isolates tested. However, microbiological measures of increased drug resistance were noted in some patients. The relationship of in vitro (laboratory) susceptibility test results and clinical outcome with TOBI therapy has not been established.

     All patients who completed the Phase III clinical trials were eligible for an 18-month follow-on program, allowing them to continue receiving TOBI. More than 85% of the patients chose to participate, allowing PathoGenesis to gather longer-term safety and efficacy data. Longer-term results are expected to be released at scientific meetings in 1998 and 1999. A long-term (180-day) animal toxicology study completed by the Company in 1996 showed no safety problems at clinically relevant doses.

     TOBI for Cystic Fibrosis Patients Outside the U.S.

     PathoGenesis filed in March 1998 for approval to market TOBI to cystic fibrosis patients in Canada. The Company anticipates filing in 1998 for regulatory approval to market TOBI for cystic fibrosis in the United Kingdom, and later in other European countries. About 30,000 people in Europe have CF. PathoGenesis intends to file its U.S. data on TOBI as administered using a Pari LC Plus jet nebulizer and DeVilbiss Pulmo-Aide compressor. In preparation for that filing, the Company initiated a study in 1997 to evaluate the drug's stability according to European standards. In 1998, the Company expects to initiate a small-scale open-label clinical trial of TOBI in Europe to validate TOBI's safety and efficacy given the differences in standard therapy between the U.S. and Europe. The Company currently intends to market TOBI using its own sales force in northern Europe, where most CF patients are treated in centralized CF centers, and to seek sales and distribution partners in other markets.

     The Company began marketing TOBI for cystic fibrosis in the U.S. in January 1998. There can be no assurance that TOBI will achieve market acceptance. Furthermore, there can be no assurance that the Company will succeed in obtaining regulatory approvals to enable it to introduce TOBI in other markets on a timely basis. Even if the Company obtains the necessary foreign regulatory approvals, no assurance can be given that the Company will be able to market TOBI successfully in foreign markets.

     TOBI for Bronchiectasis

     Bronchiectasis (a form of severe chronic bronchitis) is a lung disease in which previous bouts of viral or bacterial infection have damaged the air passages and compromised the lungs' normal defenses against airway infection. In bronchiectasis, persistent bacterial infection is present in air passages of the lungs and causes inflammation, which leads to progressive lung damage. The late-stage clinical manifestations are similar to cystic fibrosis lung disease, except that bronchiectasis patients are usually older. Approximately 100,000 people in the U.S. have bronchiectasis, based on hospital admission records. These patients often require a significant number of hospitalizations to treat complications of the condition.

     Due to certain clinical similarities between cystic fibrosis and bronchiectasis, the Company believes TOBI can suppress bacterial growth in the lungs of bronchiectasis patients and thereby decrease inflammation and progressive lung damage. In 1997, the Company initiated a double-blind, placebo-controlled, randomized Phase II clinical trial of TOBI in bronchiectasis patients. The Company plans to enroll about 50 patients aged 18 or older who have been diagnosed with bronchiectasis and P. aeruginosa airway infections. The 28-day trial is being conducted in about 12 medical centers in the U.S. The principal endpoint will be microbiological response as measured by changes in observed bacterial levels in the sputum. TOBI's potential benefits may include decreased hospitalizations and a slowing of decline in lung function of patients. Results are expected to be announced in 1998.

     There can be no assurance that the Company's planned development of TOBI for this indication will be successful or completed within anticipated time frames, or at all, or that regulatory approvals will be obtained.

     TOBI for Ventilator Patients

     Accidents, premature birth, and chronic lung diseases are among the reasons that patients have to be connected to ventilators for long periods of time. PathoGenesis estimates about 15,000 long-term ventilator patients live in the U.S., with a similar number in Europe. These patients are susceptible to infection by P. aeruginosa and other pathogens. As a result, they may be hospitalized 2-3 times a year. For example, about 75% of U.S. tracheotomy patients experience pseudomonal lung infections. The Company is evaluating the market potential, and may initiate a clinical study of TOBI in ventilator patients.

Tuberculosis Drug Development Program

     For the past 25 years, development of anti-tuberculosis drugs has been limited. However, tuberculosis ("TB") ranks as one of the most serious infectious diseases worldwide because of its highly contagious nature, worldwide prevalence and increasing levels of drug resistance. PathoGenesis' goal is to develop drug candidates that can provide significant benefit to TB patients, either as an adjunct (supplemental) therapy or as a replacement for one of the four drugs in the current standard primary regimen of therapy (isoniazid, rifampin, pyrazinamide and ethambutol). PathoGenesis' drug candidates include:

(i) TOBI to treat patients newly diagnosed with tuberculosis. TOBI's potential benefits as an addition to oral TB therapies could include shorter hospital quarantines. A shorter contagious period also helps safeguard healthcare workers and family members. A Phase II trial is currently being conducted.

(ii) PA-1648, an oral drug candidate to replace rifampin in the standard regimen of therapy. Potential benefits may include reduced length of therapy, less frequent dosing, and fewer or milder side effects than current therapies. This could help improve patient compliance with the recommended course of therapy. A Phase II trial is currently being conducted.

(iii) PA-824, one of a novel class of compounds called the nitroimidazoles that were developed by PathoGenesis. PA-824 has demonstrated activity against multiple-drug-resistant TB strains in preclinical testing and is being investigated as a possible replacement or supplement for isoniazid, one of the drugs in the standard treatment regimen for TB.

     Tuberculosis

     Worldwide, more than a billion people are infected with Mycobacterium tuberculosis ("M. tuberculosis"), the bacterium that causes TB. The vast majority of these infections are latent (inactive) cases, which may exist for decades before the lung disease manifests itself. An estimated eight million active tuberculosis cases are diagnosed and more than two million deaths occur worldwide each year. In the U.S., the Centers for Disease Control and Prevention report an average of 25,000 active TB cases per year and more than 10 million latent cases.

     Initial exposure to M. tuberculosis results in a latent infection of the lung, which usually can be diagnosed using a tuberculosis skin test. After a latent phase ranging from months to decades, the bacterium may resume active growth. If untreated, patients typically develop progressive tuberculosis pneumonia with loss of lung function, severe weight loss and eventual death. Patients with active tuberculosis are extremely infectious. Those in close contact with such patients are at risk of becoming infected by exposure to airborne droplets produced from coughing. The most effective way to control the spread of TB is through early identification and thorough treatment of active cases.

     Patents have expired on all four drugs in the current standard regimen of therapy to treat tuberculosis. Currently, active TB is treated with a regimen of at least three different drugs taken daily for a minimum of six months. The goal of multi-drug therapy is to reduce the emergence of drug-resistant bacteria and shorten the treatment duration. However, side effects can include severe gastrointestinal upset and hepatitis, and the mortality rate of drug-related adverse effects is about one in 2,000. While current therapies are effective if the patient adheres to and completes the treatment course, up to 30% of patients relapse due to noncompliance. Lack of compliance also is the primary cause of drug-resistant TB. As a result, a number of cities have instituted costly "directly observed therapy programs," in which healthcare workers observe administration of every oral dose in an effort to improve compliance. Consequently, the Company believes that a significant market opportunity exists for drug candidates that can lower overall treatment costs by shortening the length of therapy, decreasing the frequency of administration and improving compliance levels.

     TOBI for Tuberculosis

     In vitro, 300 milligrams of TOBI demonstrated activity against TB bacteria, including multi-drug-resistant strains. As a result, the Company believes TOBI may be a valuable adjunct to current tuberculosis drug regimens, with the potential to shorten the period of initial infectivity. A shorter contagious period may reduce hospital stays and help prevent secondary transmission to family members and healthcare workers. TB takes about a week to culture and diagnose. Patients with known or suspected infectious pulmonary tuberculosis are typically placed in hospital isolation wards for about two weeks until systemic antibiotics can eliminate tuberculosis in the sputum. Sputum samples are taken daily. Once three consecutive sputum smears are negative, the patient is considered non-infectious and may go home to finish the remaining months of standard TB treatment.

     In 1997, the Company initiated an open-label Phase II clinical trial of TOBI in patients with contagious pulmonary TB. PathoGenesis plans to enroll 15-20 patients aged 18 or older who have been newly diagnosed with pulmonary TB. During the eight-day open-label trial, patients will receive 300 milligrams of TOBI twice daily for five consecutive days using a nebulizer. The study will examine whether TOBI decreases bacterial counts in the sputum more rapidly than standard systemic therapies. At the study's conclusion, all patients will be treated with a standard multi-drug regimen of tuberculosis therapy. Results are expected to be announced in 1998.

     In April 1996, the Company filed a provisional patent application with the U.S. Patent and Trademark Office for use of the TOBI formulation for the treatment of tuberculosis. There can be no assurance that the Company will be successful in its efforts to develop TOBI for this indication, or that the Company's Phase II clinical trials will be completed within the anticipated time frames, if at all.

     PA-1648

     PA-1648 (rifalazil) is being developed as a candidate for inclusion in the standard regimen of TB therapy. This oral drug candidate was synthesized, tested for anti-mycobacterial activity, and patented in the U.S. and major foreign markets by Kaneka Corporation ("Kaneka") under the name KRM-1648. Kaneka has granted exclusive rights to the Company for the development, marketing and sale of PA-1648 in the U.S., Canada and Mexico. See "Manufacturing" and "Licenses and Other Agreements."

     PA-1648 is a novel derivative of the generic drug rifampin. More than 20 peer-reviewed articles have reported its efficacy in vitro and in vivo (in animals) against tuberculosis and disseminated Mycobacterium avium complex ("MAC") infections, a tuberculosis-like disease affecting AIDS patients. The Company has conducted confirmatory studies. In preclinical studies, PA-1648 demonstrated several characteristics suggesting that it could be superior to rifampin for use in treating TB. In vitro, PA-1648 has been shown to be:

     (i) eight- to 80-fold more potent than rifampin against M. tuberculosis and MAC;

     (ii)  active against multiple strains of M. tuberculosis and MAC; and

     (iii) potent against other intracellular pathogens, particularly Chlamydia pneumoniae and Helicobacter pylori.

     Phase I clinical trial data on PA-1648 in healthy volunteers suggest that PA-1648 has a longer half-life in humans than rifampin -- at least 48 hours on average, versus two to three hours for rifampin. In addition, PathoGenesis' data indicate that the ratio of intracellular drug concentrations to extracellular drug concentrations is much higher for PA-1648 than for other rifampins. PathoGenesis believes this may allow a 25- or 50-milligram dose to be taken once or twice a week to treat rifampin-sensitive TB bacteria. In addition, a lower dose may reduce the risk of side effects. Rifampin is typically dosed at about 300 milligrams once a day, and can cause flu-like side effects and transient reductions in white blood cell counts in some individuals.

     In 1997, the Company initiated a randomized multiple-dose open-label Phase II trial of PA-1648 in patients with pulmonary tuberculosis. The trial is being conducted in Brazil in collaboration with the National Institute of Allergy and Infectious Diseases Tuberculosis Research Unit at Case Western Reserve University, Cleveland. The Company plans to enroll 60 patients aged 18-65 who have been diagnosed with pulmonary TB. Patients will be divided into four treatment groups, which will receive various combinations of PA-1648 and isoniazid, isoniazid alone, or isoniazid plus rifampin. The 14-day protocol is designed to evaluate the early bactericidal activity of PA-1648. After completion of the 14-day study, the patients will be given standard treatment of tuberculosis (isoniazid, rifampin, pyrazinamide and ethambutol) under the supervision of their own physicians. The Company expects to use the trial results to evaluate whether PA-1648 may be safe and effective when taken less frequently than rifampin and whether it has the potential to reduce the length of treatment. Results are expected to be announced in 1998.

     There can be no assurance that the Company's planned development of drug candidates and the necessary clinical trials will be successful or completed within the anticipated time frames, if at all.

Research and Development

     PathoGenesis focuses its research and development on drug candidates with potentially unique therapeutic profiles, as well as those it believes it can develop relatively quickly. The Company seeks to shorten drug discovery and development by involving its clinical and regulatory personnel in the early stages of drug discovery and development. This allows PathoGenesis to choose drug candidates that are of significant interest to physicians and regulators and that have readily measurable effects in clinical trials. PathoGenesis intends to focus on drug candidates it believes it can develop through its own resources, although it may also sell, license, joint venture or otherwise collaborate where it determines such an approach is preferable.

     PathoGenesis' three major technical programs are: (i) a molecular genetics program to discover new approaches to the treatment of pathogens; (ii) a molecular microbiology program that focuses on discovering new approaches to treating pathogens and using "smart screens" or reporter gene technology to facilitate drug candidate testing; and (iii) a pharmaceutical chemistry program that uses combinatorial chemistry to create new drug candidates. PathoGenesis also has internal capabilities in functional genomics and molecular target discovery, assay development for compound screening, the development and application of technology and informatics to accelerate drug discovery, medicinal chemistry and Rapid Analog Matrix ("RAM(R)") synthesis, compound evaluation in animal infection models, and preclinical development capabilities. In addition, the Company has developed specialized expertise in the drug mechanisms of action and resistance, aerosol drug delivery, surrogate markers and assays for clinical trials, and clinical microbiology. The Company spent approximately $28.0 million, $20.7 million and $15.7 million on research and development of proposed drug candidates in 1997, 1996 and 1995, respectively.

     In September 1997, PathoGenesis, the Cystic Fibrosis Foundation and the University of Washington Genome Center announced a two-year genetic research project to fund and perform laboratory research to determine the genetic makeup of P. aeruginosa, a bacterium that affects cystic fibrosis, burn and cancer patients. Greater knowledge of the bacterial genome (DNA or genetic code) may provide new insights into how P. aeruginosa causes infection and defends itself against antibiotics, which in turn can assist PathoGenesis researchers in developing new anti-pseudomonal therapies. In addition, the Company may patent significant gene sequences. The genetic data derived from this project are being published on the Internet at www.pseudomonas.com. From this site, researchers can download gene sequences to their own computers or use resident software to search for similarities between a given gene and the sequences contained in the growing P. aeruginosa database.

Manufacturing

     The Company currently does not intend to establish internal manufacturing capabilities. Instead, it has contracted and intends to contract with third parties for the production and packaging of its products. Contract manufacturing is monitored by PathoGenesis' manufacturing and distribution support operation in Annandale, New Jersey, which had 12 employees as of year-end 1997. All manufacturing facilities used by the Company are subject to inspection by the FDA.

     The Company sources bulk powdered tobramycin from two of the principal worldwide suppliers of the drug, and it is anticipated that either one of these suppliers alone will be able to supply sufficient quantities to meet the Company's current needs. Formulation and packaging of TOBI occurs at a facility that also packages other drugs for inhalation for other pharmaceutical companies. The powdered tobramycin is mixed with water and excipients, then injected into plastic ampules (vials) using a form-fill-seal technology in a sterile environment. Each ampule has a snap-top access port, simplifying the action of delivering TOBI directly into a nebulizer for inhalation. Another contract manufacturer handles final packaging of the drug. Four plastic ampules are inserted in an aluminum foil pouch, then 14 pouches are placed into a single box to comprise a 28-day supply. The contract manufacturer that performs formulation and packaging for the Company currently does so under an oral arrangement. The Company has been negotiating a written agreement with that manufacturer and hopes to finalize such written agreement in the near future. No assurance can be given that the Company will be able to obtain future supplies of tobramycin on favorable terms, or that the contract manufacturers will be able to provide the Company with sufficient supplies of TOBI.

     To deliver TOBI, the Company has designated the Pari LC Plus nebulizer, manufactured and distributed in the U.S. by Pari Corporation of Germany. The nebulizer has a useful life of about six months and costs about $15 at retail. The Company's research shows that this nebulizer efficiently aerosolizes the TOBI solution and delivers the optimal drug particle size to the lung airways, minimizing the amount of drug that is absorbed systemically or coughed out.

     The Company obtains bulk powdered PA-1648 from Kaneka. PathoGenesis and Kaneka are parties to a supply agreement pursuant to which Kaneka is obligated to supply, and the Company is obligated to purchase at specified prices, all the bulk powdered drug if and when the Company receives marketing approval of PA-1648 from the FDA. Such obligations will remain for the duration of the license agreement with Kaneka, as described under "Licenses and Other Agreements" below.

Sales and Marketing

     Cystic fibrosis is a focused market segment that involves a small group of physicians and treating institutions in the U.S. and abroad. Currently, more than 65% of cystic fibrosis patients in the U.S. are treated by institutions or physicians associated with the 113 cystic fibrosis care centers sponsored by the Cystic Fibrosis Foundation. Of those centers, 69 sites participated in the Company's Phase III clinical trials for TOBI. Consequently, the Company believes a relatively small sales force can provide sufficient coverage for the U.S. PathoGenesis relies upon 21 full- and part-time dedicated sales personnel employed by a third party to market TOBI to physicians, hospitals and CF treatment centers.

     TOBI shipments began on January 2, 1998. PathoGenesis is selling TOBI to drug wholesalers and mail order pharmacies, including Cystic Fibrosis Services. Cystic Fibrosis Services is a mail order pharmacy affiliate of the Cystic Fibrosis Foundation that serves 20% to 25% of people with CF in the U.S. Cystic Fibrosis Services and other pharmacies accept assignment of benefits and help patients request reimbursement from third party payors. To assist patients, pharmacists and caregivers, the Company has established a toll-free hotline. Other drugs for cystic fibrosis have achieved reimbursement levels of greater than 98% from third party payors, including private insurance plans and Medicaid, which covers about 20% of CF patients. The Company expects TOBI to have a comparable reimbursement level, although no assurance can be given that such a level will be achieved.

     The Company filed in March 1998 for approval to market TOBI to cystic fibrosis patients in Canada. In 1997, PathoGenesis established a European office in Brentford, England, as part of the process of registering TOBI for cystic fibrosis in the European Union. The Company expects to file in 1998 for approval of TOBI for CF in England. If and when it obtains approval, the Company plans to market TOBI using its own sales force in the major northern European countries, which have centralized cystic fibrosis centers similar to those in the U.S. PathoGenesis plans to seek sales and distribution partners in other markets.

Licenses and Other Agreements

     PathoGenesis has licensed from the Cystic Fibrosis Foundation and Children's Hospital and Medical Center in Seattle exclusive worldwide rights to patents, research and technology relating to the use of an aerosolized tobramycin solution or any other aerosolized aminoglycoside solution for the treatment of bronchopulmonary infections. A $1.5 million milestone payment became payable by the Company upon the product receiving FDA approval. This payment is included in accrued clinical development costs at December 31, 1997. In addition, the Company has agreed to pay a royalty based on net sales. Each licensing agreement continues in effect until the expiration of any patent rights under the license, and may be terminated earlier upon a material breach by either party.

     The Company has licensed from Kaneka exclusive rights for the U.S., Canada and Mexico to develop, market and sell PA-1648 for use in the treatment of tuberculosis and other infections. The license agreement provides that the Company is responsible for the clinical development, regulatory affairs, marketing and sales of PA-1648. The Company has agreed to pay Kaneka certain clinical and regulatory milestone payments of substantial amounts. In addition, the Company has agreed to pay Kaneka a royalty based on net sales for 15 years from the date of commercial production of PA-1648. After such 15-year period, the license is fully paid and remains in effect as a non-exclusive license. Kaneka has an option to convert the license to a non-exclusive license should the Company fail to achieve certain milestones. In addition, the license may terminate should the Company fail to achieve certain other milestones. As partial consideration for the license, the Company paid $500,000 in cash and issued 50,000 shares of Common Stock to Kaneka. In addition, in lieu of a cash milestone payment in 1995, the Company issued to Kaneka an additional 50,000 shares of Common Stock. Under a related supply agreement, Kaneka is responsible for providing bulk powdered PA-1648 for the Company's clinical trials. The Company believes Kaneka has supplied sufficient quantities of PA-1648 to allow the completion of Phase II clinical testing of the drug to treat tuberculosis. See "Tuberculosis Drug Development Program."

     In 1996, PathoGenesis entered into a license and distribution agreement with Bohdan Automation, Inc. Under this agreement, Bohdan manufactures and sells the RAM(R) Synthesizer, a patented combinatorial chemistry system invented by the Company and Bohdan scientists.

     PathoGenesis engages in research and development collaborations and licensing arrangements with various academic institutions, government and commercial research groups, and other companies. For example, the Company has entered into a contract with the Cystic Fibrosis Foundation and the University of Washington to sequence the P. aeruginosa genome as described under "Research and Development." The Company believes that none of the licenses under these arrangements is currently material in relation to the Company's business as a whole. The Company expects to pursue additional license agreements and research collaboration arrangements.

Patents

     PathoGenesis generally applies for patents for its proprietary compounds, formulations or technologies. The Company has seven U.S. patents, including a formulation patent for TOBI. In addition, the Company is the exclusive licensee in the U.S., Canada and Mexico of rights under three issued patents relating to PA-1648. The Company has seven patent applications pending in the U.S. In addition, an international application for a formulation patent for TOBI was filed in 1995 under the Patent Cooperation

Treaty designating Europe, Canada, Japan and other countries. There can be no assurance that these patents or others, if obtained, will provide substantial protection or commercial benefit to PathoGenesis. In addition, other companies may have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance that any licenses required under such patents would be available under reasonable terms, if at all.

Government Regulation and Product Testing

     In order to conduct clinical trials, manufacture and market products for therapeutic use, PathoGenesis must comply with regulation by governmental authorities in the U.S. and foreign countries. The Company also is subject to various federal, state and local laws, regulations and recommendations, including environmental laws and regulations.

     Before a drug may be commercially distributed in the U.S., its developer must (i) conduct the appropriate preclinical laboratory and animal tests; (ii) submit an Investigational New Drug application ("IND") that must be approved before clinical trials may commence; (iii) conduct controlled human clinical trials that establish the safety and efficacy of the drug candidate; (iv) file a New Drug Application ("NDA") with the FDA; (v) comply with FDA inspection of drug manufacturing facilities to ensure compliance with the applicable requirements; and (vi) obtain FDA approval of the NDA prior to any commercial sale or shipment of the drug.

     Clinical trials involve the administration of an investigational drug product to human subjects. In Phase I, the drug candidate is first tested in humans for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase II trials help determine efficacy, optimal dosage and possible side effects in specific indications. Phase III trials are undertaken to gather additional information about efficacy and safety in order to evaluate the drug candidate's risks and benefits and to provide an adequate basis for product labeling.

     Upon approval in the U.S., a drug may be marketed only for the approved indications in the approved dosage forms and dosages. The FDA may require post-marketing testing and surveillance to monitor safety and efficacy history of the approved product and continued compliance with regulatory requirements. The FDA also may require an additional review of manufacturing facilities if a material change is made to manufacturing equipment, locations or processes.

     To market its products outside the U.S., the Company must comply with the varying regulations of foreign markets. In the European Union, foreign marketing authorizations are approved at the national level, although certain registration procedures are available to companies wishing to market a product in more than one country in the Union. If a regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization is usually granted. Approval by the FDA does not ensure approval by other countries.

Competition

     The Company competes with pharmaceutical companies and specialized biotechnology firms that produce and market products in the United States, Europe and elsewhere. Many pharmaceutical companies have focused their development efforts in the therapeutics areas being pursued by the Company. Certain of these competitors have secured supply arrangements with other healthcare companies, which may give them a competitive advantage. The Company expects to encounter significant competition for the principal products it plans to develop.

     The use of antibiotics to treat pseudomonal, mycobacterial and other bacterial infections is well established. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. Medical therapies for patients with CF include antibiotics, anti-inflammatory drugs, oral replacement enzymes to maintain nutrition, physical therapy to the chest to loosen lung secretions, and mucolytics to clear pulmonary secretions, such as Pulmozyme(R) (dornase alpha), manufactured by Genentech, Inc. The Company believes those CF therapies complement TOBI. However, the optimal combination may vary among patients. In addition, the potential high cost of combination therapy may limit the use of TOBI in conjunction with other therapies. There can be no assurance that alternative formulations of tobramycin, other antibiotics or different approaches to therapy will not prove to be more efficacious, safer or more cost-effective than TOBI.

     Antibiotic therapies are currently used to treat tuberculosis. The Company believes that PA-1648 could be used in combination with certain existing therapies as part of multi-drug therapy regimens and that TOBI could be used as an adjunct therapy for patients with contagious pulmonary TB. However, optimal combination therapies may vary among patients. There can be no assurance that alternative antibiotics or other therapies will not prove to be more efficacious, safer or more cost-effective than PA-1648 or TOBI.

Human Resources

     As of December 31, 1997, PathoGenesis had 159 full-time employees, 103 of whom were engaged in research and development activities at its laboratory facility in Seattle, Washington. Since the beginning of 1998, an additional 18 full-time employees of a third party have been selling TOBI on a full-time basis. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of the Company's employees is covered by collective bargaining agreements.

Item 2.  Properties

     The Company's principal facility consists of approximately 70,000 square feet of leased laboratory and office space in Seattle, Washington. The lease expires in March 2003. A portion of this space has been subleased by the Company to a third party. In addition, in 1997 the Company leased about 11,500 square feet of additional office space in Seattle to accommodate its growth into a commercial enterprise. The lease expires in March 2003.

     The Company also leases an administrative and marketing office of approximately 10,500 square feet in Skokie, Illinois. This lease expires in March 2003. A third leased laboratory and office space in Annandale, New Jersey consists of approximately 18,000 square feet and houses manufacturing support and distribution support operations. The lease expires in December 2001.

     In addition, in 1997 PathoGenesis leased 1,200 square feet of office space in Brentford, Middlesex, England, to facilitate its European expansion plans. PathoGenesis also rents office space in New York City, which is subject to an oral, month-to-month lease agreement referenced under "Item 13. Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings

     The Company has no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

     The Company's Common Stock trades on the Nasdaq National Market System under the symbol PGNS. As of March 20, 1998, there were approximately 183 holders of record of the Company's Common Stock. However, the Company believes the actual number of beneficial holders is substantially greater. No cash dividends have been paid on the Common Stock to date, and the Company currently intends to retain any earnings for the development and growth of its business.

     The following table sets forth the range of high and low closing sales prices of the Common Stock as quoted on the Nasdaq National Market System for each quarter in 1997 and 1996. On March 20, 1998, the last reported sale price for the Company's Common Stock was $34.125.

                                                                           High          Low
     1997:
        Fourth Quarter............................................        $40.75       $33.625
        Third Quarter.............................................         38.00         27.50
        Second Quarter............................................         30.50         22.50
        First Quarter.............................................         33.00         20.75
     1996:
        Fourth Quarter............................................         26.13         17.00
        Third Quarter.............................................         17.75         11.50
        Second Quarter............................................         18.75         13.50
        First Quarter.............................................         17.50         10.88

     The Company issued shares of Common Stock upon cashless exercise of outstanding warrants as follows:

                                          Number of
                                        Shares Issued      Exercise price
1997:
   October                                  8,398              $38.103
   August                                  17,254               30.206
   March                                    1,889               30.344
1996:
   December                                 3,074               24.006
   November                                32,078               24.563

     Such shares of Common Stock were issued without registration under the Securities Act of 1933, as amended, in reliance on section 4(2) of such Act and Rule 506 of Regulation D promulgated under such Act.

Item 6.  Selected Financial Data

     The following selected financial data for the period from December 10, 1991 (date of incorporation) through December 31, 1997 and each of the five years ended December 31, 1993, 1994, 1995, 1996 and 1997 were derived from the financial statements of the Company. The data set forth below should be read in conjunction with the audited financial statements, related notes and the other financial information included elsewhere herein.



                                                                                                    Period from
                                                                                                   December 10,
                                                        Years ended December 31,                   1991 through
                                          -----------------------------------------------------    December 31,
(In thousands, except per share data)       1997       1996       1995       1994       1993           1997
                                          ---------  ---------  ---------  ---------  ---------    -------------
Statement of Operations Data:
Revenue -- grants and royalties.........  $    442   $    440   $     --   $     --   $     --         $     882

Operating expenses:
  Research and development..............    28,018     20,673     15,668     12,789      8,213            86,119
  General and administrative............    10,582      4,241      3,609      3,215      3,615            27,960
                                          --------   --------   --------   --------   --------         ---------
     Total operating expenses...........    38,600     24,914     19,277     16,004     11,828           114,079
                                          --------   --------   --------   --------   --------         ---------
     Operating loss.....................   (38,158)   (24,474)   (19,277)   (16,004)   (11,828)         (113,197)
                                          --------   --------   --------   --------   --------         ---------
Other income (expense)
  Investment income, net................     5,278      3,294      1,287      1,285      1,064            12,753
  Other expense.........................      (158)       (84)       (34)       (43)       (41)             (379)
                                          --------   --------   --------   --------   --------         ---------
     Net other income...................     5,120      3,210      1,253      1,242      1,023            12,374
                                          --------   --------   --------   --------   --------         ---------
     Net loss...........................  $(33,038)  $(21,264)  $(18,024)  $(14,762)  $(10,805)        $(100,823)
                                          ========   ========   ========   ========   ========         =========
Net loss per common share --
  basic and diluted.....................  $  (2.10)  $  (1.66)  $  (2.20)  $  (1.95)  $  (1.77)
                                          ========   ========   ========   ========   ========

Weighted average common shares
 outstanding -- basic and diluted.......    15,704     12,829      8,210      7,585      6,111
                                          ========   ========   ========   ========   ========


                                                                  At December 31,
                                           -------------------------------------------------------------
                                            1997         1996          1995          1994         1993
                                            ----         ----          ----          ----         ----
Balance Sheet Data:
Cash, cash equivalents and investment
 securities...........................    $79,041       $60,688       $37,447      $25,994       $20,421
Total current assets..................     87,190        61,809        38,884       26,694        20,862
Total assets..........................     97,596        69,999        46,963       36,086        30,301
Total current liabilities.............      8,107         2,974         3,453        2,925         1,300
Long-term liability...................         --            98           462           --            --
Total stockholders' equity............     89,489        66,926        43,048       33,161        29,001


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     PathoGenesis develops novel drugs to treat serious, chronic human infectious diseases where there is a significant need for improved therapy. From its incorporation in December 1991 through the end of 1997, the Company has engaged primarily in research, development, clinical trials and administrative activities.

     In December 1997, the FDA approved the Company's first drug, TOBI. In 1998, PathoGenesis began marketing TOBI for the management of cystic fibrosis patients with P. aeruginosa. TOBI is the first FDA-approved antibiotic solution for inhalation for CF patients. An estimated 60% of the 30,000 CF patients in the U.S. have pseudomonal lung infections. For more than 20 years, the standard of care was to treat flare-ups of pulmonary symptoms with intravenous tobramycin, typically for periods of 10-14 days. This generally required hospitalization.

     In order to commercialize TOBI in record time -- just three years from the time the Company filed an Investigational New Drug application with the FDA -- PathoGenesis achieved a series of milestones in 1997:

(i) In January, the Company announced the results of two Phase III clinical trials of TOBI in 520 CF patients. The TOBI groups had improved and maintained lung function, fewer days in the hospital, and fewer days of anti-pseudomonal antibiotic therapy.
(ii) In May, the Company formed a European subsidiary, PathoGenesis Limited, to oversee the process of filing for regulatory approval and bringing TOBI to market in Europe. About 30,000 people in Europe have CF.
(iii) In July, PathoGenesis filed a new drug application with the FDA for TOBI in CF patients. The FDA agreed to expedite its review of the data.
(iv) In November, the Company presented data on TOBI to the FDA's Anti-Infective Drugs Advisory Committee, which unanimously recommended that TOBI be cleared for marketing.
(v)    TOBI was approved by the FDA on December 22, 1997.

     Also in 1997, the Company initiated two Phase II clinical trials to test TOBI in patients with bronchiectasis (a form of severe chronic bronchitis) and tuberculosis. In the U.S., about 100,000 people have bronchiectasis, and an average of 25,000 active tuberculosis cases are diagnosed annually. In October, PathoGenesis initiated a Phase II clinical trial of an oral drug, PA-1648, in people with tuberculosis. The Company intends to report the results of these clinical trials in 1998. At the preclinical level, PathoGenesis is investigating additional aerosolized antibiotics as follow-up drug candidates to TOBI, as well as additional oral antibiotics for treating tuberculosis.

     The Company also has begun collaborating with the Cystic Fibrosis Foundation and University of Washington Genome Center on a two-year project to analyze the genetic composition of P. aeruginosa. These data may assist PathoGenesis researchers in developing new anti-pseudomonal therapies.

     During 1997, PathoGenesis completed its third public offering of stock. The offering, 2.1 million shares of common stock at $27.00 per share, was completed in March and resulted in net proceeds of about $53.0 million to the Company. PathoGenesis became a publicly owned company in November 1995.

     The Company has incurred losses since inception and had an accumulated deficit through December 31, 1997 of $100.8 million. Such losses resulted principally from research, development, clinical trial, general and administrative costs. As of year-end 1997, the Company had not marketed or generated sales revenues from any drugs. Other than TOBI for cystic fibrosis, the Company's current drug candidates are not expected to be commercially available for at least several years. The Company's results may vary significantly from period to period depending on several factors, such as the timing of expenses or sales and the progress of research and development activities.

     In 1998, PathoGenesis began its first year as a commercial enterprise. The Company's goals for the year include introducing TOBI for cystic fibrosis in the United States; supporting CF patients' efforts to obtain reimbursement for TOBI from third party payors; filing for regulatory approval to market TOBI in Canada (filed in March 1998) and Europe; and further developing drug candidates in the pipeline for cystic fibrosis, tuberculosis and other lung infections. The Company expects a net cash outflow of $10.0 million to $15.0 million for the year, including 1998 capital expenditures of approximately $5.0 million to $7.0 million. This compares with a net cash outflow of $37.0 million in 1997, including capital expenditures of $4.4 million.

Results of Operations

     Years Ended December 31, 1997 and 1996

     Revenue from grants and royalties was $442,000 in 1997, an increase of $2,000 from 1996. Revenues were comprised of income received from a two-year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by the Company and Bohdan.

     Research and development expense increased by $7.3 million to $28.0 million in 1997 from $20.7 million in 1996. This increase was primarily due to increases in personnel and professional costs relating to clinical development, filing of a New Drug Application, and costs related to registration of TOBI in Europe. General and administrative expense increased by $6.4 million to $10.6 million in 1997 from $4.2 million in 1996. Such increase was due to higher personnel and professional costs relating to marketing and recruiting. The Company implemented a sales and marketing program in the second half of 1997. In 1998, the launch of TOBI is expected to generate further increases in sales, marketing, general and administrative expenditures.

     Investment income, net increased by $2.0 million to $5.3 million in 1997 from $3.3 million in 1996. This increase was due to higher invested balances.

     Years Ended December 31, 1996 and 1995

     Revenue from grants and royalties was $440,000 in 1996. The Company did not have any revenue in 1995. Revenues in 1996 represented income received from a two-year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by the Company and Bohdan.

     Research and development expense increased by $5.0 million to $20.7 million in 1996 from $15.7 million in 1995. This was primarily due to increases in clinical development activity. General and administrative expense increased by $632,000 to $4.2 million in 1996 from $3.6 million in 1995. This was due primarily to an increase in costs related to operation as a public company, such as personnel, investor relations and insurance.

     Investment income, net increased by $2.0 million to $3.3 million in 1996 from $1.3 million in 1995. This increase was due to higher invested balances.

     Liquidity and Capital Resources

     From its inception through December 31, 1997, the Company has financed its operations primarily by issuing equity securities with aggregate net proceeds of approximately $185.0 million and investment income of approximately $12.8 million.

     The Company's combined cash, cash equivalents and investment securities totaled $79.0 million at December 31, 1997, an increase of $18.4 million from the balance at December 31, 1996. The Company expects that these funds, in combination with expected revenues from sales of TOBI beginning in 1998, should be sufficient to meet its operating expenses and capital requirements for the foreseeable future. The primary uses of cash during the year ended December 31, 1997 were to finance the Company's operations, build inventory of TOBI, upgrade the Company's communications and computer infrastructure, develop a manufacturing control and support center, and expand its Chicago-area sales and marketing office. From its inception through December 31, 1997, the Company purchased approximately $17.3 million of property and equipment.

     The Company's future capital requirements will depend on many factors, including the progress of its research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in the Company's existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish; the development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

     The Company is reviewing its computer systems to ensure that Year 2000 transactions can be processed properly and that modifications and replacements, where necessary, can be obtained in a timely manner. The cost is not expected to have a significant impact on the ongoing results of operations.

     The Company plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities primarily with expected maturities of one-and-one-half years or less. The Company does not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119 (SFAS 119), Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

     At December 31, 1997, the Company had tax net operating loss carryforwards of approximately $95.0 million and research tax credits of approximately $970,000, which will begin to expire in 2007. The Company also has Orphan Drug credits of approximately $5.0 million, which will expire beginning in 2007. The Company does not anticipate a change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, that would result in limitations on the use of the tax net operating losses, or tax credits. However, there can be no assurance that future issuances of the Company's securities will not trigger limitations under Section 382 of the Internal Revenue Code.

Item 8.  Consolidated Financial Statements

     The Consolidated Financial Statements for the fiscal year ended December 31, 1997 may be found beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant

     The information appearing under the captions "Election of Directors", "Executive Officers" and "Executive Compensation" in the Company's proxy statement for the annual meeting of stockholders to be held on June 3, 1998 (the "Proxy Statement"), is incorporated in this report by reference.

Item 11.  Executive Compensation

     Information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated in this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated in this report by reference.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated in this report by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed As a Part of This Report

     (1) Financial Statements. The financial statements of PathoGenesis Corporation for the year ended December 31, 1997, together with the report of the Independent Certified Public Accountants, are set forth beginning on page F-1 hereof.

     (3) Exhibits. The exhibits to this report are listed in the Exhibit Index included elsewhere in this report. Included in the exhibits listed in the Index are the following exhibits which constitute management contracts or compensatory plans or arrangements:

          10.1 Employment Agreement between the Company and Wilbur H. Gantz, dated March 23, 1992

          10.3 Employment Agreement between the Company and A. Bruce Montgomery, dated September 19, 1995

          10.4 Employment Agreement between the Company and Marc F. Wipperman, effective as of July 1, 1996

          10.26  1992 Stock Option Plan

          10.27  1996 Non-Employee Director Plan

          10.28  1997 Stock Option Plan

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on December 30, 1997, relating to marketing clearance of TOBI by the FDA.

(c)  Exhibits

     The exhibits to this report are listed in the Exhibit Index which appears after the signature page of this report and is hereby incorporated by reference.

                           PathoGenesis Corporation

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page No.
                                                                                             --------
Independent Auditors' Report..............................................................      F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996..............................      F-3
Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995, and the period from
   December 10, 1991 (inception) through December 31, 1997................................      F-4
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996 and 1995, and the period from
   December 10, 1991 (inception) through December 31, 1997................................      F-5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995, and the period from
   December 10, 1991 (inception) through December 31, 1997................................      F-7
Notes to Consolidated Financial Statements................................................      F-8

    All financial statement schedules have been omitted, since the information is not required or because the required information is included in the consolidated financial statements or the notes thereto.

                         Independent Auditors' Report

The Board of Directors and Stockholders
PathoGenesis Corporation:

     We have audited the accompanying consolidated balance sheets of PathoGenesis Corporation (a development stage enterprise) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 and for the period from December 10, 1991 (inception) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PathoGenesis Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 and for the period from December 10, 1991 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP

Seattle, Washington
January 23, 1998

                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)
                                AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                                         December 31,
                                                                                ------------------------------
                         Assets                                                    1997              1996
                                                                                   ----              ----
Current assets:
  Cash and cash equivalents                                                    $   5,171,591      $ 14,785,818
  Investment securities                                                           73,869,541        45,901,978
  Interest receivable                                                                656,396           298,437
  Inventories                                                                      4,935,758                --
  Other current assets                                                             2,556,409           823,092
                                                                               -------------      ------------
      Total current assets                                                        87,189,695        61,809,325
                                                                               -------------      ------------
Restricted investment                                                                675,000           675,000

Property and equipment, at cost:
  Leasehold improvements                                                           7,941,149         6,766,935
  Furniture and equipment                                                          8,805,566         5,967,110
                                                                               -------------      -------------
                                                                                  16,746,715        12,734,045
  Less accumulated depreciation and amortization                                   7,138,050         5,320,039
                                                                               -------------      -------------
      Net property and equipment                                                   9,608,665         7,414,006
                                                                               -------------      -------------
Other assets                                                                         122,189           100,370
                                                                               -------------      -------------
                                                                               $  97,595,549      $ 69,998,701
                                                                               ==============     =============

                Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                             $   1,168,865      $    812,259
  Compensation and benefits                                                        1,461,167           774,258
  Clinical development costs                                                       2,885,107           818,629
  Other accrued expenses                                                           2,591,660           569,068
                                                                               -------------      ------------
      Total current liabilities                                                    8,106,799         2,974,214
                                                                               -------------      ------------

Long-term liability                                                                       --            98,273

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized 1,000,000 shares;
   none issued and outstanding                                                            --                --
  Common stock, $0.001 par value.  Authorized 60,000,000 shares in 1997 and
   20,000,000 shares in 1996; 16,238,649 shares and 13,930,760 shares issued
   and outstanding at December 31, 1997 and 1996, respectively                        16,239            13,931
  Additional paid-in capital                                                     191,613,454       134,727,920
  Deferred compensation                                                           (1,295,145)               --
  Unrealized loss on investment securities                                           (22,635)          (30,204)
  Deficit accumulated during the development stage                              (100,823,163)      (67,785,433)
                                                                               -------------      ------------
      Total stockholders' equity                                                  89,488,750        66,926,214
                                                                               -------------      ------------
                                                                               $  97,595,549      $ 69,998,701
                                                                               =============      =============


See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)

                                AND SUBSIDIARY

                     Consolidated Statements of Operations

                                                                                                       December 10,
                                                                                                           1991
                                                                                                       (inception)
                                                            Years ended December 31,                     through
                                                -------------------------------------------------      December 31,
                                                    1997              1996              1995               1997
                                                ------------      ------------      -------------      -------------
Revenue - grants and royalties                  $    441,880      $    439,880      $         --       $     881,760
                                                ------------      ------------      ------------       -------------
Operating expenses:
  Research and development                        28,017,738        20,673,049        15,668,417          86,119,276
  General and administrative                      10,582,072         4,241,339         3,609,075          27,959,597
                                                ------------      ------------      ------------       -------------
        Total operating expenses                  38,599,810        24,914,388        19,277,492         114,078,873
                                                ------------      ------------      ------------       -------------
        Operating loss                           (38,157,930)      (24,474,508)      (19,277,492)       (113,197,113)
                                                ------------      ------------      ------------       -------------
Other income (expense):
  Investment income, net                           5,278,098         3,293,782         1,287,457          12,753,145
  Other expense                                     (157,898)          (83,504)          (33,888)           (379,195)
                                                ------------      ------------      ------------       -------------
        Net other income                           5,120,200         3,210,278         1,253,569          12,373,950
                                                ------------      ------------      ------------       -------------
        Net loss                                $(33,037,730)     $(21,264,230)     $(18,023,923)      $(100,823,163)
                                                ============      ============      ============       =============
Net loss per common share - basic and diluted   $      (2.10)     $      (1.66)     $      (2.20)
                                                ============      ============      ============
Weighted average common shares outstanding -
 basic and diluted                                15,704,151        12,829,386         8,209,643
                                                ============      ============      ============


See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)
                                AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity

                                                                                            Number of
                                                                                             common           Price
                                                                                             shares            per
Date                      Description                                                      outstanding        share
                                                                                           -----------     ------------
February to March 1992    Shares issued for cash                                            1,870,000      $    0.08
June to December 1992     Shares issued for cash, net of issue costs of $744,966            4,308,500          10.00
November 1992             Repurchase of common stock through forgiveness of
                              note receivable                                                 (25,000)         10.00
November 1992             Repurchase of common stock for cash                                 (46,875)          0.08
                          Net loss for the period ended December 31, 1992                          --           0.00
                                                                                           ----------      ------------
                          Balances at December 31, 1992                                     6,106,625

October 1993              Shares issued in payment of license fees                             50,000          10.00
                          Net loss for the year ended December 31, 1993                            --           0.00
                                                                                           ----------      ------------
                          Balances at December 31, 1993                                     6,156,625

March 1994                Shares issued for cash, net of issue costs of $1,251,739          1,690,677          12.00
                          Unrealized loss on investment securities                                 --           0.00
                          Net loss for the year ended December 31, 1994                            --           0.00
                                                                                           ----------      ------------
                          Balances at December 31, 1994                                     7,847,302

March 1995                Shares issued in payment of license fees                             50,000          12.00
April to August 1995      Exercise of stock options for cash                                      413          10.00
November 22, 1995         Shares issued for cash, net of issue costs of $2,904,274          3,000,000          10.00
                          Unrealized gain on investment securities                                 --           0.00
                          Net loss for the year ended December 31, 1995                            --           0.00
                                                                                           ----------      ------------
                          Balances at December 31, 1995                                    10,897,715

                          Redemption of fractional shares for cash                                (48)         12.00
February 1996             Shares issued in payment of license fees                              6,250          10.00
February 1996             Repurchase of common stock for cash                                 (45,000)          0.08
May 1996                  Shares issued for cash, net of issue costs of $3,213,410          2,875,000          16.25
                          Exercise of options and warrants for cash and
                              cancellation of warrants                                        196,843       10.00-14.40
                          Unrealized loss on investment securities                                 --           0.00
                          Net loss for the year ended December 31, 1996                            --           0.00
                                                                                           ----------      ------------
                          Balances at December 31, 1996                                    13,930,760

March 1997                Shares issued for cash, net of issue costs of $3,546,639          2,100,000          27.00
                          Exercise of options and warrants for cash and                       207,889       10.00-25.87
                              cancellation of warrants
                          Deferred compensation from granting of stock options                     --                --
                          Compensation expense from stock options                                  --                --
                          Unrealized gain on investment securities                                 --                --
                          Net loss for the year ended December 31, 1997                            --                --
                                                                                           ----------      ------------
                          Balances at December 31, 1997                                    16,238,649      $
                                                                                           ==========      ============

See accompanying notes to consolidated financial statements.

                                                                         Unrealized          Deficit
                                                                         gain (loss)        accumulated
                          Additional                                          on             during the               Total
     Common                paid-in                  Deferred              investment        development           stockholders'
      stock                capital                compensation            securities           stage                  equity
--------------        ------------------        --------------------------------------   ------------------     ------------------
 $     1,870          $       147,730           $             -        $            -    $             -        $        149,600
       4,309               42,335,725                         -                     -                  -              42,340,034

         (25)                (249,975)                        -                     -                  -                (250,000)
         (47)                  (3,703)                        -                     -                  -                  (3,750)
           -                        -                         -                     -         (2,930,285)             (2,930,285)
--------------        ------------------        -----------------      ----------------  ------------------     ------------------
       6,107               42,229,777                         -                     -         (2,930,285)             39,305,599

          50                  499,950                         -                     -                  -                 500,000
           -                        -                         -                     -        (10,804,878)            (10,804,878)
--------------        ------------------        -----------------      ----------------  ------------------     ------------------
       6,157               42,729,727                         -                     -        (13,735,163)             29,000,721

       1,690               19,093,694                         -                     -                  -              19,095,384
           -                        -                         -              (172,809)                 -                (172,809)
           -                        -                         -                     -        (14,762,117)            (14,762,117)
--------------       ------------------         -----------------      ----------------   -----------------     ------------------
       7,847               61,823,421                         -              (172,809)       (28,497,280)             33,161,179

          50                  599,950                         -                     -                  -                 600,000
           1                    4,124                         -                     -                  -                   4,125
       3,000               27,092,726                         -                     -                  -              27,095,726
           -                        -                         -               211,267                  -                 211,267
           -                        -                         -                     -        (18,023,923)            (18,023,923)
--------------       ------------------         ------------------     ----------------   -----------------     ------------------
      10,898               89,520,221                         -                38,458        (46,521,203)             43,048,374

           -                     (576)                        -                     -                  -                    (576)
           6                   62,494                         -                     -                  -                  62,500
         (45)                  (3,555)                        -                     -                  -                  (3,600)
       2,875               43,502,465                         -                     -                  -              43,505,340

         197                1,646,871                         -                     -                  -               1,647,068
           -                        -                         -               (68,662)                 -                 (68,662)
           -                        -                         -                     -        (21,264,230)            (21,264,230)
--------------       ------------------         ------------------     ----------------   -----------------     ------------------
      13,931              134,727,920                         -               (30,204)       (67,785,433)             66,926,214

       2,100               53,151,262                         -                     -                  -              53,153,362
         208                2,140,248                         -                     -                  -               2,140,456

           -                1,594,024                (1,594,024)                    -                  -                       -
           -                        -                   298,879                     -                  -                 298,879
           -                        -                         -                 7,569                  -                   7,569
           -                        -                         -                     -        (33,037,730)            (33,037,730)
--------------       -------------------        ------------------      ----------------  -----------------     ------------------
$     16,239         $    191,613,454           $    (1,295,145)        $     (22,635)    $ (100,823,163)       $     89,488,750
==============       ===================        ==================      ================  =================     ==================

                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)

                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                                                                                                    December 10,
                                                                                                                       1991
                                                                                                                    (inception)
                                                                          Years ended December 31,                    through
                                                         -----------------------------------------------------      December 31,
                                                              1997               1996              1995                1997
                                                         ---------------    ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net loss                                               $   (33,037,730)   $   (21,264,230)   $  (18,023,923)    $  (100,823,163)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                             2,076,900          1,618,982         1,557,195           7,512,463
     Amortization of investment premiums (discounts)              33,082            (33,083)          110,855             372,349
     Compensation expense from stock options                     298,879                 --                --             298,879
     Common stock issued in payment of license fees                   --             62,500           600,000           1,159,000
     Loss on sale of property and equipment                       42,643                315            62,859             105,817
     Changes in certain assets and liabilities:
      Interest receivable                                       (357,959)           466,779          (485,430)           (656,396)
      Inventories                                             (4,935,758)                --                --          (4,935,758)
      Other current assets                                    (1,733,317)          (151,381)         (251,102)         (2,556,409)
      Other assets                                               (21,819)           (92,612)           40,926            (122,189)
      Accounts payable                                           356,606           (823,452)        1,209,078           1,168,865
      Compensation and benefits                                  686,909            (85,204)          160,682           1,461,167
      Clinical development costs                               2,066,478            (57,503)         (737,618)          2,885,107
      Other accrued expenses                                   2,022,592            487,595           (44,519)          2,591,660
      Long-term liability                                        (98,273)          (363,713)          461,986                  --
                                                         ---------------    ---------------    --------------     ---------------
          Net cash used in operating activities              (32,600,767)       (20,235,007)      (15,339,011)        (91,538,608)
                                                         ---------------    ---------------    --------------     ---------------
Cash flows from investing activities:
  Purchases of investment securities                        (177,646,664)      (116,498,821)      (72,862,897)       (428,651,136)
  Sales of investment securities                             149,653,588        106,757,801        59,211,912         353,711,611
  Purchases of property and equipment                         (4,370,202)          (961,784)         (448,350)        (17,323,045)
  Proceeds from sale of property and equipment                    56,000                100            40,000              96,100
  Issuance of note receivable                                         --                 --                --            (250,000)
                                                         ---------------    ---------------    --------------     ---------------
          Net cash used in investing activities              (32,307,278)       (10,702,704)      (14,059,335)        (92,416,470)
                                                         ---------------    ---------------    --------------     ---------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                  53,153,362         43,505,340        27,095,726         185,339,196
  Repurchase of common stock                                           -             (4,176)                -              (4,176)
  Stock option and warrant exercises                           2,140,456          1,647,068             4,125           3,791,649
                                                         ---------------    ---------------    --------------     ---------------
          Net cash provided by financing activities           55,293,818         45,148,232        27,099,851         189,126,669
                                                         ---------------    ---------------    --------------     ---------------
          Net increase (decrease) in cash and
            cash equivalents                                  (9,614,227)        14,210,521        (2,298,495)          5,171,591
Cash and cash equivalents at beginning of period              14,785,818            575,297         2,873,792                  --
                                                         ---------------    ---------------    --------------     ---------------
Cash and cash equivalents at end of period               $     5,171,591    $    14,785,818    $      575,297     $     5,171,591
                                                         ===============    ===============    ==============     ===============
Supplemental schedule of noncash investing and
  financing activities - repurchase of common stock
  through forgiveness of note receivable                 $            --    $            --    $           --     $       250,000
                                                         ===============    ===============    ==============     ===============

See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION
                       (A Development Stage Enterprise)
                                AND SUBSIDIARY
    Notes to Consolidated Financial Statements, December 31, 1997 and 1996

(1) Organization and Summary of Significant Accounting Policies

    Nature of Development Stage Activities

    Through 1997, PathoGenesis was a development stage healthcare company. The Company develops drugs to treat serious infectious diseases where there is a significant need for improved therapy. The Company was incorporated on December 10, 1991. Principal activities to date include conducting human clinical trials, defining and conducting research programs, entering into collaborative licensing agreements, raising capital, recruiting scientific and management personnel, and construction of a research facility. In December 1997, the Company received marketing clearance from the FDA for TOBI, the Company's first drug. Sales of TOBI commenced in January 1998.

    Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned European subsidiary, PathoGenesis Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash Equivalents

    All investments in debt instruments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

    Investment Securities

    The Company's investment securities are classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from the consolidated statement of operations and reported as a separate component of stockholders' equity. Realized gains and losses on the sales of investment securities are determined on the specific identification method and included in investment income, net.

    Inventories

    Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

    Depreciation and Amortization

    Furniture and equipment are depreciated using the straight-line method over the assets' estimated useful lives of five to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the remaining term of the lease.

    Research and Development Costs

    Research and development costs are charged to expense as incurred.

   Income Taxes

   Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

   Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

   Fair Value of Financial Instruments

   The Company has financial instruments other than investments consisting of cash, interest receivable and accounts payable. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

   Stock-Based Compensation

   The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro forma results of operations disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions.

   Net Loss Per Share

   The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, in 1997 and, accordingly, has reported both basic and diluted net loss per common share for each period presented. Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the year. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Potential dilutive common shares consist of unexercised employee stock options and warrants outstanding. Stock options and warrants outstanding were not included in the computation of diluted loss per share, because the representative share increments would be antidilutive. There was no change in previously reported loss per share when calculated in accordance with the provisions of SFAS No. 128.

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

 2)  Investment Securities

     The following summarizes the Company's investment securities at December
     31:

                                                                     Gross               Gross
                                             Amortized cost       unrealized           unrealized          Market
                                                                     gains               losses            value
                                            ----------------   -----------------   -----------------    ------------
  1997:
      U.S. Treasury notes                  $      6,165,367  $            5,856  $               --   $   6,171,223
      Federal mortgage notes                      7,255,781              19,958              (4,707)      7,271,032
      Municipal bonds                             1,199,960                 400                  --       1,200,360
      Corporate obligations                      59,271,068              76,132            (120,274)     59,226,926
                                           ----------------   -----------------   -----------------    ------------
                                           $     73,892,176  $          102,346  $         (124,981)  $  73,869,541
                                           ================   =================   =================    ============

  1996:
      U.S. Treasury notes                  $     10,641,041  $            3,823  $          (11,272)  $  10,633,592
      Federal mortgage notes                      6,719,925               7,430              (4,276)      6,723,079
      Corporate obligations                      28,571,216              48,441             (74,350)     28,545,307
                                           ----------------   -----------------   -----------------    ------------
                                           $     45,932,182  $           59,694  $          (89,898)  $  45,901,978
                                           ================   =================   =================    ============


    Amortized cost and market value of investment securities at December 31, 1997, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Amortized                Market
                         Maturities                                        cost                    value
                                                                   -------------------     -------------------

          Due in 1 year or less                                    $        12,906,819     $        12,814,289
          Due between 1 year to 5 years                                     34,003,855              34,031,720
          Due between 5 years to 10 years                                   23,160,542              23,197,325
          Due after 10 years                                                 3,820,960               3,826,207
                                                                   -------------------     -------------------
                                                                   $        73,892,176     $        73,869,541
                                                                   ===================     ===================


    Investment income, net includes interest of $5,216,693, $3,412,097 and $1,308,126 earned on investments and gains (losses) of $61,405, $(118,315) and $(20,669) realized upon the sale of investments for 1997, 1996 and 1995, respectively.

    The Company does not invest in derivative financial instruments, as defined by SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

(3) Inventories

    Inventories consist of the following at December 31, 1997:

               Finished goods                                     $        2,096,300
               Work in progress                                              733,068
               Raw materials and supplies                                  2,106,390
                                                                  ------------------

                                                                  $        4,935,758
                                                                  ==================

(4)  Long-Term Liability

     In the second quarter of 1995, the Board of Directors reached an agreement with the Company's former chairman of the board which obligated the Company to pay $944,958 over three years. The Company recorded a charge against operations in 1995 and recorded such amount in general and administrative expenses. The remaining balance on this obligation of $98,273 is included under compensation and benefits at December 31, 1997.

(5)  Stockholders' Equity

     Common and Preferred Stock

     Effective October 17, 1995, the Company's stockholders approved a one-for-eight reverse split of the Company's issued and outstanding common stock, a change to the authorized number of shares of the Company's $0.001 par value common stock to 20,000,000 shares, and an authorization of 1,000,000 shares of preferred stock, par value $0.01. The accompanying consolidated financial statements reflect the reverse split for all periods presented. Effective June 25, 1997, the Company's stockholders approved a change to the authorized number of shares of the Company's $0.001 par value common stock to 60,000,000 shares.

     Stock Option Plans

     The Company's 1992 Stock Option Plan (Stock Plan) has 1,500,000 shares of common stock which have been authorized to be reserved for grants. At December 31, 1997, 9,220 shares remain available for future awards. Options granted under this plan may be designated as qualified or nonqualified at the discretion of the compensation committee of the Board of Directors.

     In 1997, the Company adopted the 1997 Stock Option Plan, under which 2,000,000 shares of common stock are reserved for grants. At December 31, 1997, 1,360,155 shares remain available for future awards. Options granted under this plan may be designated as qualified or nonqualified at the discretion of the compensation committee of the Board of Directors. A number of options were granted under the 1997 plan prior to the plan receiving stockholder approval. This resulted in deferred compensation of approximately $1,594,000, based on the excess of the fair market value of the stock at the time of plan approval (measurement date) over the exercise price, which was based on the fair value of the stock at the time of option grant. Deferred compensation is being amortized on the straight-line method over the four-year vesting period of the options.

     In 1996, the Company adopted the 1996 Directors Stock Option Plan (Directors Plan) for nonemployee directors, under which 300,000 shares of common stock were reserved for grants. Upon adoption of the 1997 Stock Option Plan, the Directors Plan was terminated with no further grants to be made.

     Generally, options vest over a four-year period in installments of 25% each year beginning one year from the date of grant; however, certain options can vest upon granting. Vested options may be exercised at any time before their expiration date. All options expire not later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the Board of Directors, but not less than 85% of the fair market value of the stock at the date of grant.

A summary of stock options follows:

                                                                                                                      Weighted
                                                                                                                      average
                                                         1992               Directors              1997               exercise
                                                      Stock Plan              Plan              Stock Plan             price
                                                      ----------            ---------           ----------            --------
     Balances at December 31, 1994                      797,062                   -                    -               $10.33
     Granted                                            303,125                   -                    -                12.00
     Canceled                                           (74,121)                  -                    -                10.00
     Exercised                                             (413)                  -                    -                10.28
                                                      ---------              ------              -------               ------

     Balances at December 31, 1995                    1,025,653                   -                    -                10.83
     Granted                                            438,850              42,000                    -                16.18
     Canceled                                           (69,941)                  -                    -                11.17
     Exercised                                         (169,787)                  -                    -                10.11
                                                      ---------              ------              -------               ------

     Balances at December 31, 1996                    1,224,775              42,000                    -                12.73
     Granted                                            134,205                   -              658,995                26.04
     Canceled                                           (33,108)                  -              (19,150)               18.52
     Exercised                                         (169,543)             (8,000)                   -                12.10
                                                      ---------              ------              -------               ------

     Balances at December 31, 1997                    1,156,329              34,000              639,845               $18.51
                                                      =========              ======              =======               ======

The weighted average fair value of options granted was $14.06, $8.87, and $4.97 in 1997, 1996 and 1995, respectively.

Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                 1997             1996             1995
                                                              -----------      -----------      -----------
     Net loss - as reported                                   $33,037,730      $21,264,230      $18,023,923
     Net loss - pro forma                                      38,075,062       23,930,975       19,131,780
     Loss per share - basic and diluted, as
      reported                                                    2.10             1.66             2.20
     Loss per share - basic and diluted,
      pro forma                                                   2.42             1.87             2.33

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions used for grants in 1995, 1996 and 1997: dividend yield of 0.0% for all years; expected volatility of 46% for 1995, 57% to 67% for 1996 and 58% to 64% for 1997; risk-free interest rate of 5.46% to 7.15% for 1995, 5.18% to 6.85% for 1996 and 5.72%
to 6.44% for 1997; expected lives from three to six years for all years.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                         Weighted
                                         average       Weighted                       Weighted
      Range of            Number        remaining      average          Number        average
      exercise         outstanding     contractual     exercise      exercisable      exercise
       prices          at 12/31/97        life          price        at 12/31/97       price
-----------------      -----------     -----------     --------      -----------      --------
$       10.00            281,200        5.3 years       $10.00          281,200        $10.00
        12.00            369,549        7.2 years        12.00          278,593         12.00
   13.75 to 14.75        131,650        8.5 years        14.52           32,913         14.52
   16.13 to 16.75        247,825        8.2 years        16.25          130,864         16.25
   22.00 to 22.25        350,900        9.0 years        22.22           61,850         22.15
   25.00 to 25.88        231,000        9.2 years        25.53           46,000         25.68
   28.13 to 28.75        120,450        9.5 years        28.37               --            --
   35.00 to 36.81         58,400        9.8 years        35.72               --            --
        38.00             39,200        9.9 years        38.00           10,000         38.00
                       ---------                                        -------
$  10.00 to 38.00      1,830,174        8.0 years       $18.51          841,420        $13.89
                       =========                                        =======

   Common Stock Warrants

   As of December 31, 1997, the Company had outstanding warrants, with expiration terms ranging from April 22, 2000 to February 6, 2001, to purchase 58,223 shares of common stock which are fully exercisable at the following per share prices:

                                         Per share
                         Shares            price
                         ---------------------------
                          3,375         $      12.00
                         54,848                14.40
                         ---------------------------
                         58,223         $12.00-14.40
                         ===========================

     Shareholder Rights Plan

     The Board of Directors adopted a Shareholder Rights Plan in 1997 and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable after a person or group, whose action has not received prior approval from the Board of Directors, acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock. Each right then may be exercised to acquire one one-thousandth of a share of preferred stock, designated as Series A Junior Preferred Stock, at an exercise price of $250, subject to adjustment. The rights may be redeemed by the Company at $0.01 per right at any time until the 10th day following the public announcement that a 15% position has been acquired. The rights expire on June 26, 2007.

(6)  Income Taxes

     Federal income taxes reported by the Company differ from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax losses due to limitations on utilizing net operating losses.

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets at December 31 are as follows:

                                                                                         1997            1996
                                                                                     ------------    ------------
        Deferred tax assets:
            Start-up costs                                                           $         --    $      5,817
            Orphan drug credit carryforwards                                            5,010,532       2,266,232
            Deferred compensation                                                          14,858         116,080
            License agreements                                                            411,894         446,068
            Research and experimentation credit carryforwards                             970,285         747,456
            Net operating loss carryforwards                                           32,293,864      21,425,678
            Depreciation                                                                  488,064         310,432
            Other                                                                         376,211         212,701
                                                                                     ------------    ------------
                           Total gross deferred tax assets                             39,565,708      25,530,464
            Less valuation allowance                                                   39,565,708      25,530,464
                                                                                     ------------    ------------
                           Net deferred tax assets                                     $       --    $         --
                                                                                    =============    ============

     The increases in the valuation allowance for deferred tax assets of $14,035,244, $7,453,622 and $6,388,860 in 1997, 1996 and 1995,
     respectively, are primarily attributable to increases in net operating loss and tax credit carryforwards whose utilization cannot reasonably be assured.

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $94,980,000, research and experimentation credit carryforwards of approximately $970,000 and orphan drug credit carryforwards of approximately $5,010,000, which are available to offset future Federal taxable income and income taxes, respectively, if any, and expire beginning in 2007.

(7)  Commitments

     Leases

     The Company leases various office and research facilities under noncancelable operating leases which expire between 1998 and 2003. With respect to one of the leases, the Company is required to maintain collateral on a letter of credit in the amount of a $675,000 certificate of deposit which is recorded as a restricted investment.

     Minimum lease payments under noncancelable operating leases and related sublease income as of December 31, 1997 are as follows:

                                                                          Lease           Sublease
                                                                         payments          income
                                                                        ----------         --------
                                1998                                    $2,090,000         $333,000
                                1999                                     2,125,000          333,000
                                2000                                     2,129,000          333,000
                                2001                                     2,094,000               --
                                2002                                     1,136,000               --
                                Thereafter                                 225,000               --
                                                                        ----------         --------
                                                                        $9,799,000         $999,000
                                                                        ==========         ========

     Rent expense for operating leases was approximately $2,002,000, $1,026,000 and $746,000 for 1997, 1996 and 1995, respectively, and $5,300,000 for the period December 10, 1991 (inception) through December 31, 1997.

     Included in rent expense are payments to a partnership in which a member of the Board of Directors and the Secretary are partners of approximately $37,500, $36,200 and $35,500 for 1997, 1996 and 1995, respectively.

     Employment and Consulting Agreements

     The Company has employment and consulting agreements with certain key executives, research scientists and advisors. The terms of these agreements range from two to five years, provide for discretionary bonuses, as determined by the Company's Board of Directors, and provide for annual increases in compensation to be determined at the discretion of the Board of Directors.

     Approximate minimum compensation payments due pursuant to these employment and consulting agreements are as follows:

                      1998                      $517,000
                      1999                       294,000
                      2000                       151,000
                                                --------
                                                $962,000
                                                ========

(8)  Collaboration Agreements

     In 1997, the Company entered into a two-year research agreement with the Cystic Fibrosis Foundation and the University of Washington to sequence the Pseudomonas aeruginosa genome to assist in the drug discovery process. Under this agreement, the Company is required to pay $1.0 million over the two-year period. As of December 31, 1997, the Company has made payments totaling $412,421.

     In May 1996, the Company entered into a distribution agreement with Bohdan Automation, Inc. (Bohdan), pursuant to which Bohdan has agreed to manufacture and sell a proprietary combinatorial chemistry system invented by the Company and Bohdan scientists. Royalties of $206,000 and $238,000 were earned from this arrangement during 1997 and 1996, respectively.

     In 1994, the Company entered into a license agreement with the Cystic Fibrosis Foundation and Children's Hospital and Medical Center in Seattle to obtain worldwide rights to TOBI. A $1.5 million milestone payment is payable by the Company pursuant to the product receiving approval for marketing by the FDA, and is included in accrued clinical development costs at December 31, 1997. The Company is responsible for sales, marketing, manufacturing and regulatory affairs related to the product. The Company will pay a royalty on net product sales.

     In 1993, the Company entered into a license agreement with Kaneka Corporation (Kaneka) to obtain North American rights to PA-1648, a product then in preclinical trials. The initial payment for these rights was $500,000 cash and 50,000 shares of common stock. A second milestone payment of 50,000 shares of common stock was paid in 1995 when the Investigational New Drug application was filed. Subsequent payments will be made upon accomplishment of certain milestones. The Company is responsible for clinical trials, sales, marketing and regulatory affairs related to PA-1648. Kaneka is responsible for manufacturing the bulk form of the product. The Company will pay a royalty on net product sales.

     In 1993, the Company entered into a collaborative research agreement with Public Health Research Institute (PHRI). The agreement calls for payments to the research institution of up to $1.5 million over three years, not to exceed $500,000 in any one year. In addition, the Company was committed to spend $1.0 million per year in research and development to support this collaborative research. As of December 31, 1997, the Company has fulfilled its obligation under this commitment to PHRI.

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

     Also in 1993, the Company entered into a development agreement with a then significant shareholder pursuant to which the Company was assisted with its research and development activities relating to a product currently in clinical trials. The Company paid research and development fees of $923,100 related to this agreement. The Company entered into an additional development agreement dated August 15, 1994 with this shareholder, pursuant to which the Company continues to receive assistance in developing this product. The Company has made payments under this agreement of approximately $289,000, $1,055,000 and $210,000 in 1997, 1996 and 1995,
     respectively.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 30, 1998.

                                 PATHOGENESIS CORPORATION

                                 By:  /s/ Wilbur H. Gantz
                                      -------------------
                                          Wilbur H. Gantz
                                          Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                              Title
         ---------                              -----

    /s/ Wilbur H. Gantz              Chairman, Chief Executive             )
-------------------------------       Officer, President and               )
        Wilbur H. Gantz               Director                             )
                                      (Principal Executive Officer)        )
                                                                           )
    /s/ Alan R. Meyer                Executive Vice President,             )
-------------------------------       Chief Financial Officer and          )
        Alan R. Meyer                 Director (Principal Financial        )
                                      and Accounting Officer)              )
                                                                           )
    /s/ John L. Gordon               Director                              )
-------------------------------                                            )
        John L. Gordon                                                     )
                                                                           )
                                                                           )
    /s/ Elizabeth M. Greetham        Director                              )
-------------------------------                                            )
        Elizabeth M. Greetham                                              )  March 30, 1998
                                                                           )
                                                                           )
    /s/ Michael J. Montgomery        Director                              )
-------------------------------                                            )
        Michael J. Montgomery                                              )
                                                                           )
                                                                           )
    /s/ Talat M. Othman              Director                              )
-------------------------------                                            )
        Talat M. Othman                                                    )
                                                                           )
                                                                           )
    /s/ Eugene L. Step               Director                              )
-------------------------------                                            )
        Eugene L. Step                                                     )
                                                                           )
                                                                           )
    /s/ Fred Wilpon                  Director                              )
-------------------------------                                            )
        Fred Wilpon                                                        )

                                 EXHIBIT INDEX


  No.                             Description of Exhibit
  ---                             ----------------------
3.1(a)         Amended and Restated Certificate of Incorporation, as amended
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1, Registration No. 333-22297).

3.1(b)         Certificate of Amendment of Amended and Restated Certificate of
               Incorporation (incorporated by reference to Exhibit 4.1(b) to the Company's Registration Statement on Form S-8, Registration No.
               333-45571).

3.1(c)         Certificate of Designations (incorporated by reference to Exhibit
               4.3 to the Company's Registration Statement on Form S-8,
               Registration No. 333-45571).

3.2            By-Laws, as amended through January 30, 1998.

4.1(a)         Form of Stock Certificate (incorporated by reference to Exhibit
               4.1 to the Company's Registration Statement on Form S-1,
               Registration No. 33-97070).

4.1(b) Rights Agreement dated as of June 25, 1997 between the Company and Harris Trust and Savings Bank, as Rights Agent, including the form of Right Certificate as Exhibit B (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on
               July 10, 1997, File No. 0-27150).

4.1(bb) First Amendment, dated as of March 8, 1998, to Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights
               Agent.

4.1(c)         Form of Right (included in Exhibit 4.1(b)).

4.2 PathoGenesis Corporation 1992 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-97070).

4.3            1996 Non-Employee Director Plan (incorporated by reference to
               Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-27150).

4.4 PathoGenesis Corporation 1997 Stock Option Plan (incorporated by reference to Annex A to the Company's proxy statement dated April
               29, 1997, File No. 0-27150).

10.1 Employment Agreement between the Company and Wilbur H. Gantz, dated March 23, 1992 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration
               No. 33-97070).

10.3           Form of Employment Agreement between the Company and A. Bruce
               Montgomery, dated September 19, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
               Form S-1, Registration No. 33-97070).

10.4 Employment Agreement between the Company and Marc F. Wipperman, effective as of July 1, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1,
               Registration No. 333-22297).

10.6           Consulting Agreement between the Company and Sidney Altman, dated
               March 10, 1992 (incorporated by reference to Exhibit 10.4 to the
               Company's Registration Statement on Form S-1, Registration No.
               333-2956).


  No.                               Description of Exhibit
  ---                               ----------------------
10.7           Consulting Agreement between the Company and Stephen Benkovic, dated March 26, 1992 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration
               No. 33-97070).

10.8 Consulting Agreement between the Company and Lucy Shapiro, dated as of August 1, 1995 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration
               No. 33-97070).

10.10          Consulting Agreement between the Company and Arnold Smith, dated
               October 1, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration
               No. 333-22297).

10.11 Licensing Agreement between the Company and Kaneka Corporation, dated October 25, 1993 and amendment thereto, dated March 3, 1995
               (incorporated by reference to Exhibit 10.9 to the Company's
               Registration Statement on Form S-1, Registration No. 33-97070).*

10.12 Supply Agreement between the Company and Kaneka Corporation, dated as of October 25, 1993 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form
               S-1, Registration No. 33-97070).*

10.16          License Agreement between the Company and Children's Hospital and
               Medical Center, dated January 1, 1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
               S-1, Registration No. 33-97070).*

10.17          License Agreement between the Company and the Cystic Fibrosis
               Foundation, dated January 1, 1994 (incorporated by reference to
               Exhibit 10.15 to the Company's Registration Statement on Form
               S-1, Registration No. 33-97070).*

10.21(a)       Lease for laboratory in Seattle, Washington, between David A.
               Sabey and Sandra L. Sabey and the Company, dated June 8, 1992
               (the "Laboratory Lease"), as amended by the Second Amendment, dated November 16, 1992 (incorporated by reference to Exhibit
               10.18 to the Company's Registration Statement on Form S-1,
               Registration No. 33-97070).

10.21(b)       Third Amendment to the Laboratory Lease, dated August 1, 1996
               (incorporated by reference to Exhibit 10.21 to the Company's
               Registration Statement on Form S-1, Registration No. 333-22297).

10.23(a)       Lease for the Skokie, Illinois facility, between The Equitable
               Life Assurance Society of the United States and the Company, dated October 1992 (the "Skokie Lease"), as amended, dated March
               31, 1995 (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, Registration No.
               33-97070).

10.23(b) Amendment to Skokie Lease, dated April 30, 1996 (incorporated by reference to Exhibit 10.23 to the Company's Registration
               Statement on Form S-1, Registration No. 333-22297).

10.24 Lease for Annandale, New Jersey Facility, between Exxon Research and Engineering Company and the Company, dated November 25, 1996
               (incorporated by reference to Exhibit 10.24 to the Company's
               Registration Statement on Form S-1, Registration No. 333-22297).


  No.                               Description of Exhibit
  ---                               ----------------------
10.25          Rights Agreement dated as of June 25, 1997 between PathoGenesis
               Corporation and Harris Trust and Savings Bank, as Rights Agent,
               including the form of Right Certificate as Exhibit B, and the
               First Amendment to Rights Agreement, dated as of March 8, 1998
               (included in Exhibits 4.1(b) and 4.1 (bb)).

10.26          1992 Stock Option Plan (included in Exhibit 4.2).

10.27          1996 Non-Employee Director Plan (included in Exhibit 4.3).

10.28          1997 Stock Option Plan (included in Exhibit 4.4).

23.1           Consent of KPMG Peat Marwick LLP.

27.1           Financial Data Schedule.

99             Important Information on Forward-Looking Statements.

* Contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets denote such omissions.