Form 10-Q
period 1998-03-31
PATHOGENESIS CORP
filed 1998-05-14
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                              __________________

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No _____
                                               ---

  On May 8, 1998, the registrant had an aggregate of 16,249,935 shares of Common Stock issued and outstanding.

                                           PART I

                                    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS       PATHOGENESIS CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 1998          December 31, 1997
                                                                    --------------------     ---------------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.....................................          $  1,467,265           $   5,171,591
  Investment securities.........................................            66,313,271              73,869,541
  Accounts receivable, net......................................            10,001,529                      --
  Interest receivable...........................................               652,832                 656,396
  Inventories...................................................             6,070,696               4,935,758
  Other.........................................................             1,785,674               2,556,409
                                                                          ------------           -------------
       Total current assets.....................................            86,291,267              87,189,695
                                                                          ------------           -------------
Restricted securities...........................................               675,000                 675,000
Property and equipment, at cost:
  Leasehold improvements........................................             8,747,732               7,941,149
  Furniture and equipment.......................................             9,335,441               8,805,566
                                                                          ------------           -------------
                                                                            18,083,173              16,746,715
  Less accumulated depreciation and amortization................             7,759,331               7,138,050
                                                                          ------------           -------------
       Net property and equipment...............................            10,323,842               9,608,665
                                                                          ------------           -------------
Other assets, net...............................................               113,414                 122,189
                                                                          ------------           -------------
  Total assets..................................................          $ 97,403,523           $  97,595,549
                                                                          ============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................          $    925,180           $   1,168,865
  Compensation and benefits.....................................               892,993               1,461,167
  Clinical development costs....................................             1,653,693               2,885,107
  Other accrued expenses........................................             3,211,826               2,591,660
                                                                          ------------           -------------
       Total current liabilities................................             6,683,692               8,106,799
                                                                          ------------           -------------
Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized
   1,000,000 shares; none issued and outstanding................                    --                      --
  Common stock, $0.001 par value.
   Authorized 60,000,000 shares; 16,245,548 shares and
    16,238,649 shares issued and outstanding at
   March 31, 1998 and December 31, 1997, respectively...........                16,246                  16,239

  Additional paid-in capital....................................           191,707,694             191,613,454
  Deferred compensation.........................................            (1,195,519)             (1,295,145)
  Accumulated other comprehensive income (loss) --
   unrealized gain (loss) on investment securities..............                29,983                 (22,635)
  Accumulated deficit...........................................           (99,838,573)           (100,823,163)
                                                                          ------------           -------------
  Total stockholders' equity....................................            90,719,831              89,488,750
                                                                          ------------           -------------
  Total liabilities and stockholders' equity....................          $ 97,403,523           $  97,595,549
                                                                          ============           =============

                            See accompanying notes.

                           PATHOGENESIS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        --------------------------
                                                                            1998          1997
                                                                        ------------   -----------
Revenues:
  Sales.........................................................        $14,527,031    $        --
  Grants and royalties..........................................            137,866         86,238
                                                                        -----------    -----------
       Total revenues...........................................         14,664,897         86,238
Operating expenses:
  Cost of sales.................................................          2,669,816             --
  Research and development......................................          6,575,404      5,822,712
  Selling, general and administrative...........................          5,533,230      1,340,646
                                                                        -----------    -----------
       Total operating expenses.................................         14,778,450      7,163,358
                                                                        -----------    -----------
       Operating loss...........................................           (113,553)    (7,077,120)
                                                                        -----------    -----------
Other income (expense):
  Investment income, net........................................          1,131,643        882,053
  Other expense.................................................            (33,500)       (30,821)
                                                                        -----------    -----------
       Net other income.........................................          1,098,143        851,232
                                                                        -----------    -----------

       Net income (loss)........................................        $   984,590    $(6,225,888)
                                                                        ===========    ===========
Income (loss) per common share -- basic and diluted.............        $      0.06    $    $(0.43)
                                                                        ===========    ===========
Weighted average common shares outstanding:
  Basic.........................................................         16,243,147     14,383,942
  Diluted.......................................................         17,146,495     14,383,942

                            See accompanying notes.

                            PATHOGENESIS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                           -------------------------------------------
                                                                                  1998                     1997
                                                                           -------------------        ----------------
Cash flows from operating activities:
  Net income (loss).............................................                $    984,590          $ (6,225,888)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization...............................                     621,281               444,805
    Amortization of investment premiums (discounts).............                          --               (32,724)
    Compensation expense from stock options.....................                      99,626                    --
    Loss on sale of property and equipment......................                          --                 8,321
    Change in certain assets and liabilities:
      Accounts receivable.......................................                 (10,001,529)                   --
      Interest receivable.......................................                       3,564               (30,125)
      Inventories...............................................                  (1,134,938)                   --
      Other current assets......................................                     770,735               200,035
      Other assets, net.........................................                       8,775               (34,363)
      Accounts payable..........................................                    (243,685)              303,697
      Compensation and benefits.................................                    (568,174)              (56,443)
      Clinical development costs................................                  (1,231,414)              400,782
      Other accrued expenses....................................                     620,166               (35,860)
      Long-term liability.......................................                          --               (73,705)
                                                                                ------------          ------------
       Net cash used in operating activities....................                 (10,071,003)           (5,131,468)
                                                                                ------------          ------------

Cash flows from investing activities:
  Purchases of investment securities............................                 (24,455,090)          (33,588,098)
  Sales of investment securities................................                  32,063,978            18,390,069
  Purchases of property and equipment...........................                  (1,336,458)             (941,541)
  Proceeds from sale of furniture and equipment.................                          --                 2,000
                                                                                ------------          ------------
       Net cash provided (used) in investing activities.........                   6,272,430           (16,137,570)
                                                                                ------------          ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock....................                          --            53,385,142
  Proceeds from exercise of stock options.......................                      94,247                    --
                                                                                ------------          ------------
       Total cash provided by financing activities..............                      94,247            53,385,142
                                                                                ------------          ------------

       Net increase (decrease) in cash and cash
       equivalents..............................................                  (3,704,326)           32,116,104
Cash and cash equivalents at beginning of period................                   5,171,591            14,785,818
                                                                                ------------          ------------
Cash and cash equivalents at end of period......................                $  1,467,265          $ 46,901,922
                                                                                ============          ============

                            See accompanying notes.

                           PATHOGENESIS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1998 AND 1997


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of PathoGenesis Corporation and related notes have been prepared in accordance with Securities and Exchange Commission rules and regulations for interim financial statements. As permitted by those rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements and these notes should be read in conjunction with the Company's audited consolidated financial statements for 1997 and the related notes included in the Company's annual report on Form 10-K.

     The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)  REVENUES

     Product sales are recognized when product is shipped. The Company performs ongoing credit evaluations of its customers and does not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts and rebates. Allowance for discounts, returns, bad debts, chargebacks and rebates, which are netted against accounts receivable, totaled $1,317,068 at March 31, 1998.

     Revenues received under grant and royalty agreements are recognized based on the terms of the underlying agreements.

(3)  INVENTORIES

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                             March 31, 1998        December 31, 1997
                                             --------------        -----------------
Finished goods                                $  864,812               $2,096,300
Work in progress                               3,022,432                  733,068
Raw materials and supplies                     2,183,452                2,106,390
                                              ----------               ----------

                                              $6,070,696               $4,935,758
                                              ==========               ==========

(4)  STATEMENT RE COMPUTATION OF PER SHARE INCOME (LOSS)

                    COMPUTATION OF PER SHARE INCOME (LOSS)

                                                                       Three Months Ended March 31,
                                                                  --------------------------------------
                                                                        1998                   1997
                                                                  ----------------        --------------
Basic income (loss) per share computation:
 Numerator:
      Net income (loss)                                             $   984,590              $(6,225,888)
                                                                    -----------              -----------
 Denominator:
      Weighted-average common shares                                 16,243,147               14,383,942
                                                                    -----------              -----------
      Basic income (loss) per share
                                                                    $      0.06              $     (0.43)
                                                                    ===========              ===========
Diluted income (loss) per share computation:
 Numerator:
      Net income (loss)                                             $   984,590              $(6,225,888)
                                                                    -----------              -----------
 Denominator:
      Weighted-average common shares                                 16,243,147               14,483,942
      Effect of dilutive securities:
        Common stock warrants                                            35,318                       --
        Stock options                                                   868,030                       --
                                                                    -----------              -----------
      Dilutive potential common shares                                  903,348                       --
                                                                    -----------              -----------
      Denominator for diluted income (loss) per share                17,146,495               14,383,942
                                                                    -----------              -----------
      Diluted income (loss) per share                               $      0.06              $     (0.43)
                                                                    ===========              ===========

Options and warrants to purchase 102,905 and 1,656,972 shares of common stock that were outstanding during the first quarter of 1998 and 1997, respectively, were not included in the computation of diluted income (loss) per share because the representative share increments would be antidilutive.

(5)  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available-for-sale securities. During the first quarter of each of 1998 and 1997, total comprehensive income (loss) amounted to $1,037,208 and $(6,327,218), respectively. Adoption of this disclosure standard had no effect on the Company's results of operations or financial position as reported in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this quarterly report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future revenues, expenses and profits. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the Company to be materially different from historical results or any results expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, uncertainties related to the fact that PathoGenesis began commercial operations only recently, its dependence on TOBI, third party reimbursement and product pricing, government regulation, drug development and clinical trials, competition and alternative therapies. Further information regarding these and other factors is discussed in PathoGenesis' 1997 annual report on Form 10-K, which was filed with the Securities and Exchange Commission.

OVERVIEW

     The Company was organized in December 1991 to develop novel drugs to treat serious, chronic human infectious diseases where there is a significant need for improved therapy. From its incorporation through the end of 1997, the Company engaged primarily in research, development, clinical trials and administrative activities.

     In December 1997, the United States Food and Drug Administration (FDA) approved the Company's first drug, TOBI(TM) (tobramycin solution for inhalation). TOBI is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. The drug is indicated for the management of cystic fibrosis patients with Pseudomonas aeruginosa (P. aeruginosa). The Company began marketing TOBI in the U.S. in January 1998. In March 1998, the Company filed for approval to market TOBI to cystic fibrosis patients in Canada. It expects to apply for regulatory approval in the United Kingdom in the fourth quarter of 1998.

     Currently, the Company is investigating TOBI in patients with bronchiectasis (a form of severe chronic bronchitis) and tuberculosis and is developing a second drug candidate, PA-1648, an oral drug candidate that may be a potential replacement for the antibiotic rifampin in tuberculosis treatment. The Company hopes to report the results of all three trials by year-end. In addition, the Company is developing other inhaled and oral drug candidates for lung infections.

RESULTS OF OPERATIONS

     The first quarter of 1998 was a period of transition for the Company. For the first time since incorporation, the Company had revenue from sales of a drug product. It also achieved overall profitability for the first time. Nevertheless, the Company reported an operating loss of $113,553. This result reflects a planned increase in operating expenses and costs incurred in manufacturing and launching TOBI, including expenses associated with establishing a sales force. In addition, the Company continued to engage in research and development to develop potential products. However, when net other income was included, the Company earned a modest profit. Based on the current TOBI sales trend, the Company anticipates that it will be profitable for 1998, although there can be no assurance that the Company will achieve a profit.

     Revenues. Revenues in the first quarter of 1998 totaled $14,664,897, including $14,527,031 from TOBI sales. The balance of $137,866 was generated by research grants and royalties. Revenues for the corresponding period in 1997 were $86,238, which were entirely generated by research grants and royalties. The Company plans to add three salespersons to its current sales force of 21 to accelerate TOBI's market penetration. The Company expects TOBI sales in the second and third quarters to be in roughly the same range as the first quarter. Third quarter sales may not exceed second quarter sales. This is because cystic fibrosis patients are less likely to visit their doctors in the summer, as a result of which the Company expects fewer new patients to begin taking TOBI in mid-year. That fact also means it is likely that more new patients will start treatment with TOBI in the fall and winter, which may strengthen fourth quarter sales. However, there can be no assurance that actual sales of TOBI will meet the Company's expectations.

     Operating Expenses. The Company incurred total operating expenses of $14,778,450 in the first quarter of 1998, more than double the amount ($7,163,358) for the corresponding period in 1997. The cost of manufacturing and marketing TOBI accounted for the major part of the increase. In addition, research and development expenses increased as the Company continued to develop new drug candidates. Because total operating expenses in the first quarter of 1998 included one-time TOBI costs, expenses should moderate in the remainder of 1998. However, there can be no assurance that future developments will not result in cost increases.

     The cost of goods sold was $2,669,816 in the first quarter of 1998. The Company did not have any such cost in the corresponding period in 1997.
Selling, general and administrative expenses increased to $5,533,230 in the first quarter of 1998 from $1,340,646 for the corresponding period in 1997. The increase in those expenses reflects the costs associated with establishing and supporting a sales force. The Company expects these costs to moderate in the remainder of the year.

     Research and development expense for the first quarter increased by $752,692 to $6,575,404 in 1998 from $5,822,712 for the corresponding period in 1997. Such increase was primarily due to ongoing Phase II clinical trials of TOBI for bronchiectasis and tuberculosis, as well as a Phase II clinical trial of PA-1648.

     Net Income (Loss). Operating loss decreased significantly in the first quarter of 1998, to $113,553 from $7,077,120 for the corresponding period in 1997, due to revenues generated from TOBI sales. Including net other income, the Company had net income of $984,590, compared to a net loss of $6,225,888 for the first quarter of 1997. Other income primarily represents income from the Company's investment securities. In the first quarter of 1998, net investment income increased by $249,590 to $1,131,643 from $882,053 for the corresponding period in 1997. Such increase was due primarily to higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since incorporation primarily by the issuance of equity securities.

     The Company's combined cash, cash equivalents and investment securities totaled $67,780,536 at March 31, 1998, a decrease of $11,260,596 from the balance at December 31, 1997. The primary uses of cash and investments during the quarter ended March 31, 1998, were to finance the Company's operations and working capital requirements. Net cash used in operating activities totaled $10,071,003 for the three months ended March 31, 1998, as compared to $5,131,468 in the three months ended March

31, 1997. The increase principally resulted from the launch of TOBI at the beginning of 1998. In the first quarter of 1998, accounts receivable and inventories increased by $10,001,529 and $1,134,938, respectively. Total current liabilities decreased by $1,423,107 in the three months ended March 31, 1998, as compared to an increase of $612,176 in the first quarter of 1997. At March 31, 1998, the Company had working capital of $79,607,575 and a current ratio of
12.91 to 1.

     The Company plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities primarily with an expected maturity of one-and-one-half years or less.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

          Exhibit
          Number                Description of Exhibit
          ------                ----------------------

           3.1(d)   Composite Certificate of Incorporation, as amended

           10.29* Processing Services Agreement dated as of May 5, 1998 between the Company and Automatic Liquid Packaging, Inc.

           27.1     Financial Data Schedule (for EDGAR filing only)

     (b)  REPORTS ON FORM 8-K

          None

* Confidential treatment requested; confidential portions filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1998.

                                PATHOGENESIS CORPORATION

                                By: /s/ Wilbur H. Gantz
                                    --------------------------------
                                    Wilbur H. Gantz
                                    Chairman and Chief Executive Officer



                                By: /s/ Alan R. Meyer
                                    ---------------------------------
                                    Alan R. Meyer
                                    Executive Vice President and
                                       Chief Financial Officer