Form 10-Q/A
period 1998-03-31
PATHOGENESIS CORP
filed 1998-05-27
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                  FORM 10-Q/A

                                Amendment No. 1


For the Quarterly Ended March 31, 1998   Commission File Number 0-27150

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

     In December 1997, the United States Food and Drug Administration (FDA) approved the Company's first drug, TOBI/TM/ (tobramycin solution for inhalation). TOBI is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. The drug is indicated for the management of cystic fibrosis patients with Pseudomonas aeruginosa (P. aeruginosa). The Company began marketing TOBI in the U.S. in January 1998. In March 1998, the Company filed for approval to market TOBI to cystic fibrosis patients in Canada. It expects to apply for regulatory approval in the United Kingdom in the fourth quarter of 1998.

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

     Operating Expenses. The Company incurred total operating expenses of $14,778,450 in the first quarter of 1998, more than double the amount ($7,163,358) for the corresponding period in 1997. The cost of manufacturing and marketing TOBI accounted for the major part of the increase. In addition, research and development expenses increased as the Company continued to develop new drug candidates. Because total selling, general and administrative expenses in the first quarter of 1998 included one-time TOBI launch costs, selling, general and administrative expenses should moderate in the remainder of 1998. However, there can be no assurance that future developments will not result in cost increases.

     The cost of goods sold was $2,669,816 in the first quarter of 1998. The Company did not have any such cost in the corresponding period in 1997. Selling, general and administrative expenses increased to $5,533,230 in the first quarter of 1998 from $1,340,646 for the corresponding period in 1997. The increase in those expenses reflects the costs associated with establishing and supporting a sales force and launching of TOBI. The Company expects selling, general and administrative expenses to moderate in the remainder of the year.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 1998.

                                PathoGenesis Corporation


                                By: /s/ Wilbur H. Gantz
                                    -------------------------------------
                                    Wilbur H. Gantz
                                    Chairman and Chief Executive Officer


                                By: /s/ Alan R. Meyer
                                    -------------------------------------
                                    Alan R. Meyer
                                    Executive Vice President and
                                       Chief Financial Officer