Form 10-Q
period 1998-06-30
PATHOGENESIS CORP
filed 1998-08-14
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     On August 7, 1998, the registrant had an aggregate of 16,258,561 shares of Common Stock issued and outstanding.

                                    PART I

                             FINANCIAL INFORMATION

                           PATHOGENESIS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

ITEM 1.   FINANCIAL STATEMENTS

                                                                             June 30, 1998   December 31, 1997
                                                                             -------------   -----------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................................   $  1,117,730       $   5,171,591
  Investment securities....................................................     66,098,298          73,869,541
  Accounts receivable, net.................................................      5,230,918                  --
  Interest receivable......................................................        553,718             656,396
  Inventories..............................................................      8,994,883           4,935,758
  Other....................................................................      1,856,035           2,556,409
                                                                              ------------       -------------
       Total current assets................................................     83,851,582          87,189,695
                                                                              ------------       -------------
Restricted securities......................................................        675,000             675,000

Property and equipment, at cost:
  Leasehold improvements...................................................      8,494,149           7,941,149
  Furniture and equipment..................................................     10,715,505           8,805,566
                                                                              ------------       -------------
                                                                                19,209,654          16,746,715
  Less accumulated depreciation and amortization...........................      8,440,814           7,138,050
                                                                              ------------       -------------
       Net property and equipment..........................................     10,768,840           9,608,665
                                                                              ------------       -------------
License rights.............................................................     15,111,428                  --

Other assets, net..........................................................        106,292             122,189
                                                                              ------------       -------------
  Total assets.............................................................   $110,513,142       $  97,595,549
                                                                              ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................   $    520,742       $   1,168,865
  Compensation and benefits................................................      1,300,264           1,461,167
  Clinical development costs...............................................      2,380,223           2,885,107
  Other accrued expenses...................................................      4,464,064           2,591,660
  Current portion of long-term liability...................................      5,056,603                  --
                                                                              ------------       -------------
       Total current liabilities...........................................     13,721,896           8,106,799
                                                                              ------------       -------------
Long-term liability, net of current portion................................      4,770,381                  --
Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized
   1,000,000 shares; none issued and outstanding...........................             --                  --
  Common stock, $0.001 par value.
   Authorized 60,000,000 shares; 16,257,636 shares and 16,238,649 shares issued and outstanding at June 30, 1998 and December 31, 1997,
    respectively...........................................................         16,258              16,239
  Additional paid-in capital...............................................    191,891,263         191,613,454
  Deferred compensation....................................................     (1,095,892)         (1,295,145)
  Accumulated other comprehensive income (loss) --
   unrealized gain (loss) on investment securities.........................         66,012             (22,635)
  Accumulated deficit......................................................    (98,856,776)       (100,823,163)
                                                                              ------------       -------------
  Total stockholders' equity...............................................     92,020,865          89,488,750
                                                                              ------------       -------------
  Total liabilities and stockholders' equity...............................   $110,513,142       $  97,595,549
                                                                              ============       =============

                            See accompanying notes.

                           PATHOGENESIS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended                                   Six Months Ended
                                                        June 30,                                            June 30,
                                       ---------------------------------------------------------------------------------------------

                                             1998                       1997                      1998                     1997
                                       ---------------------------------------------------------------------------------------------

Revenues:
  Sales..............................    $13,561,579                 $        --              $28,088,610             $         --
  Grants and royalties...............         88,049                     162,173                  225,915                  248,411
                                         -----------                 -----------              -----------             ------------
       Total revenues................     13,649,628                     162,173               28,314,525                  248,411

Operating expenses:
  Cost of sales......................      2,112,600                          --                4,782,416                       --
  Research and development...........      6,932,011                   6,194,417               13,692,415               12,017,129
  Selling, general and administrative      4,604,304                   2,014,358                9,952,534                3,355,004
                                         -----------                 -----------              -----------             ------------
       Total operating expenses......     13,648,915                   8,208,775               28,427,365               15,372,133
                                         -----------                 -----------              -----------             ------------
       Operating income (loss)                   713                  (8,046,602)                (112,840)             (15,123,722)
                                         -----------                 -----------              -----------             ------------

Other income (expense):
  Investment income, net.............      1,030,621                   1,612,587                2,162,264                2,494,640
  Other expense......................        (49,537)                    (22,500)                 (83,037)                 (53,321)
                                         -----------                 -----------              -----------             ------------
       Net other income..............        981,084                   1,590,087                2,079,227                2,441,319
                                         -----------                 -----------              -----------             ------------
       Net income (loss).............    $   981,797                 $(6,456,515)             $ 1,966,387             $(12,682,403)
                                         ===========                 ===========              ===========             ============

Income (loss) per common share:
  Basic..............................          $0.06                      $(0.40)                   $0.12                   $(0.83)
                                         ===========                 ===========              ===========             ============
  Diluted............................          $0.06                      $(0.40)                   $0.11                   $(0.83)
                                         ===========                 ===========              ===========             ============
Weighted average common shares
 outstanding:
  Basic..............................     16,252,516                  16,078,995               16,247,857               15,236,151
  Diluted............................     17,096,216                  16,078,995               17,117,247               15,236,151

                            See accompanying notes.

                           PATHOGENESIS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                        ------------------------------------
                                                                                            1998                    1997
                                                                                        ------------            ------------

Cash flows from operating activities:
  Net income (loss)...................................................                  $  1,966,387            $(12,682,403)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization.....................................                     1,302,764                 956,284
    Amortization of discount on long-term liability...................                        48,890                      --
    Amortization of investment premiums (discounts)...................                            --                  33,082
    Compensation expense from stock options...........................                       199,253                  99,626
    Loss on sale of property and equipment............................                            --                   8,321
    Change in certain assets and liabilities:
      Accounts receivable.............................................                    (5,230,918)                     --
      Interest receivable.............................................                       102,678                (459,011)
      Inventories.....................................................                    (4,059,125)               (750,126)
      Other current assets............................................                       700,374                (126,419)
      Other assets, net...............................................                        15,897                 (24,716)
      Accounts payable................................................                      (648,123)                 46,960
      Compensation and benefits.......................................                      (160,903)                 38,528
      Clinical development costs......................................                      (504,884)                142,236
      Other accrued expenses..........................................                     1,872,404                 (53,342)
      Long-term liability.............................................                            --                 (98,273)
                                                                                        ------------            ------------
         Net cash used in operating activities........................                    (4,395,306)            (12,869,253)
                                                                                        ------------            ------------

Cash flows from investing activities:
  Purchases of investment securities..................................                   (34,355,734)            (83,806,802)
  Sales of investment securities......................................                    42,215,624              35,475,726
  Purchases of property and equipment.................................                    (2,462,939)             (2,384,304)
  Proceeds from sale of furniture and equipment.......................                            --                   2,000
  Purchase of license rights..........................................                    (5,333,334)                     --
                                                                                        ------------            ------------
         Net cash provided (used) in investing activities.............                        63,617             (50,713,380)
                                                                                        ------------            ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock..........................                            --              53,811,964
  Proceeds from exercise of stock options.............................                       277,828                      --
                                                                                        ------------            ------------
         Total cash provided by financing activities..................                       277,828              53,811,964
                                                                                        ------------            ------------

         Net decrease in cash and cash equivalents....................                    (4,053,861)             (9,770,669)
Cash and cash equivalents at beginning of period......................                     5,171,591              14,785,818
                                                                                        ------------            ------------
Cash and cash equivalents at end of period............................                  $  1,117,730            $  5,015,149
                                                                                        ============            ============

Supplemental schedule of noncash investing and financing activities -
  Seller-financed acquisition of license rights.......................                     9,778,094                      --

                            See accompanying notes.

                           PATHOGENESIS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of PathoGenesis Corporation and subsidiary (Company) and related notes have been prepared in accordance with Securities and Exchange Commission rules and regulations for interim financial statements. As permitted by those rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements and these notes should be read in conjunction with the Company's audited consolidated financial statements for 1997 and the related notes included in the Company's annual report on Form 10-K.

     The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)  REVENUES

     Product sales are recognized when product is shipped. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts and rebates. Allowance for discounts, returns, bad debts, chargebacks and rebates, which are netted against accounts receivable, totaled $1,250,983 at June 30, 1998.

     Revenues received under grant and royalty agreements are recognized based on the terms of the underlying agreements.

(3)  INVENTORIES

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                  June 30, 1998          December 31, 1997
                                  -------------          -----------------

     Finished goods                 $1,042,088               $2,096,300
     Work in progress                3,620,655                  733,068
     Raw materials and supplies      4,332,140                2,106,390
                                    ----------               ----------

                                    $8,994,883               $4,935,758
                                    ==========               ==========

(4)  COMPUTATION OF PER SHARE INCOME (LOSS)

                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                                    ---------------------------                  -------------------------
                                                     1998                 1997                   1998                  1997
                                                 -----------           -----------            -----------          ------------
Basic income (loss) per share
 computation:
  Numerator:
    Net income (loss)                            $   981,797           $(6,456,515)           $ 1,966,387          $(12,682,403)
                                                 -----------           -----------            -----------          ------------
  Denominator:
    Weighted average common shares                16,252,516            16,078,995             16,247,857            15,236,151
                                                 -----------           -----------            -----------          ------------
    Basic income (loss) per share
                                                 $      0.06           $     (0.40)           $      0.12          $      (0.83)
                                                 ===========           ===========            ===========          ============
Diluted income (loss) per share
 computation:
  Numerator:
    Net income (loss)                            $   981,797           $(6,456,515)           $ 1,966,387          $(12,682,403)
                                                 -----------           -----------            -----------          ------------
  Denominator:
    Weighted average common shares                16,252,516            16,078,995             16,247,857            15,236,151
    Effect of dilutive securities:
      Common stock warrants                           33,952                    --                 34,648                    --
      Stock options                                  809,748                    --                834,742                    --
                                                 -----------           -----------            -----------          ------------
  Dilutive potential common shares                   843,700                    --                869,390                    --
                                                 -----------           -----------            -----------          ------------
  Denominator for diluted income
   (loss) per share                               17,096,216            16,078,995             17,117,247            15,236,151
                                                 -----------           -----------            -----------          ------------
  Diluted income (loss) per share                $      0.06           $     (0.40)           $      0.11          $      (0.83)
                                                 ===========           ===========            ===========          ============

Options and warrants to purchase 604,055 and 1,984,102 shares of common stock that were outstanding during the second quarter of 1998 and 1997, respectively, were not included in the computation of diluted income (loss) per share because the representative share increments would be antidilutive. Similarly, options and warrants to purchase 569,455 and 2,021,685 shares of common stock that were outstanding during the six-month period ended June 30, 1998 and 1997, respectively, were not included in the computation of diluted income (loss) per share.

(5)  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires companies to report, in addition to net income, other components of comprehensive income, including unrealized gains or losses on available-for-sale securities. During the second quarters of 1998 and 1997, total comprehensive income (loss) amounted to $1,017,866 and $(6,372,139), respectively. Total comprehensive income (loss) for the six-month periods ended June 30, 1998 and 1997 amounted to $2,055,034 and $(12,699,357), respectively.
Adoption of this disclosure standard had no effect on the Company's results of operations or financial position as reported in the consolidated financial statements.

(6)  ACQUISITION OF LICENSE RIGHTS

     Effective May 29, 1998, the Company entered into an agreement with the Cystic Fibrosis Foundation (the "Foundation") to acquire all of the Foundation's rights in TOBI(R) (tobramycin solution for inhalation). In 1994, the Company entered into license agreements with the Foundation and another party to obtain worldwide rights to TOBI. Pursuant to its license agreement with the Foundation, the Company was required to make royalty payments of 2.5% on net product sales, through the patent expiration date of TOBI. The Company has acquired the Foundation's rights in TOBI for payment of $16 million, to be made in three equal annual installments. The first payment was made on May 29, 1998, the closing date of the agreement.

     The purchase amount has been recorded on the Company's consolidated balance sheet at June 30, 1998, at the net present value of the required cash payments. The value of the license rights will be amortized to cost of sales over the remaining life of the TOBI patent.

     A corresponding discounted liability has been recorded for the remaining installment payment obligations to the Foundation. The discount is being amortized to interest expense over the two-year installment term, using the effective interest method. The $10,666,666 portion of the purchase price payable after the closing date is secured by an irrevocable standby letter of credit issued by a bank. This letter of credit is secured by the Company's investment securities.

(7)  EMPLOYEE STOCK PURCHASE PLAN

     On June 3, 1998, the Company adopted an Employee Stock Purchase Plan. The plan, which became effective on July 1, 1998, provides substantially all employees an opportunity to purchase shares of its common stock through payroll deductions of up to 15% of eligible compensation. Semi-annually, on December 31 and June 30, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the date of subscription (grant date) or date of purchase (exercise date). The aggregate price for shares purchased by an employee may not exceed $25,000 annually (subject to limitations imposed by the Internal Revenue Code). The Employee Stock Purchase Plan expires on June 30, 2008. A total of 200,000 shares are available for purchases under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this quarterly report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future revenues, expenses and profits. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the Company to be materially different from historical results or any results expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, uncertainties related to the fact that PathoGenesis began commercial operations only recently, its dependence on TOBI, third party reimbursement and product pricing, government regulation, drug development and clinical trials, competition and alternative therapies. Further information regarding these and other factors is discussed in reports filed from time to time by PathoGenesis with the Securities and Exchange Commission.

OVERVIEW

     The Company was organized in December 1991 to develop novel drugs to treat serious, chronic human infectious diseases where there is a significant need for improved therapy. From its incorporation through the end of 1997, the Company was in a development stage and engaged primarily in research, development, clinical trials and administrative activities.

     The Company began marketing its first drug, TOBI(R) (tobramycin solution for inhalation), in the U.S. in January 1998. TOBI is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. The drug is indicated for the management of cystic fibrosis patients with Pseudomonas aeruginosa (P. aeruginosa). In March 1998, the Company filed for approval to market TOBI to cystic fibrosis patients in Canada. It expects to apply for regulatory approval in the United Kingdom in the fourth quarter of 1998.

     Currently, the Company is investigating TOBI in patients with bronchiectasis (a form of severe chronic bronchitis) and tuberculosis. PathoGenesis also is developing rifalazil (PA-1648), an oral drug candidate that may be a potential replacement for the antibiotic rifampin in tuberculosis treatment. The Company hopes to report the results of all three Phase II clinical trials by year-end. In addition, the Company is developing other inhaled and oral drug candidates for lung infections. The Company has received a patent for PA-1420, the second entry in its planned portfolio to treat chronic lung infections.

     In May 1998, the Company acquired all rights of the Cystic Fibrosis Foundation (the "Foundation") in TOBI. In 1994, the Company obtained an exclusive worldwide license to the use of an aerosol tobramycin solution from the Foundation and another party. The Foundation's rights in TOBI were acquired in return for a series of payments to the Foundation over a two-year period. The acquisition of these rights is expected to immediately improve the gross margins of the Company, because royalties will no longer have to be paid to the Foundation on sales of TOBI.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     During the second quarter of 1998, the Company generated income from operations for the first time since incorporation. The sales of TOBI in the second quarter were in line with Company expectations. The operating results reflected a planned increase in operating expenses and costs incurred in manufacturing and marketing TOBI, compared to the second quarter of 1997. In addition, the Company continued to engage in research and development of potential products. Based on the current TOBI sales, the Company anticipates that it will be profitable for 1998, although there can be no assurance that the Company will achieve a profit.

     Revenues. Revenues in the second quarter of 1998 totaled $13,649,628, including $13,561,579 from TOBI sales. Research grants and royalties generated the balance of $88,049. Revenues for the corresponding period in 1997 were $162,173, which were entirely generated by research grants and royalties. The Company expects TOBI sales in the third quarter to be in the same range as the second quarter. Because cystic fibrosis patients are less likely to visit their doctors in the summer, the Company expects fewer new patients to begin taking TOBI in mid-year. Therefore, more new patients are expected to start treatment with TOBI in the fall and winter, which may strengthen fourth quarter sales. Longer-term data on TOBI in cystic fibrosis patients is scheduled to be presented at the North American Cystic Fibrosis Conference in October, which also could improve fourth quarter sales of TOBI. However, there can be no assurance that actual sales of TOBI will meet the Company's expectations.

     Operating Expenses. The Company incurred total operating expenses of $13,648,915 in the second quarter of 1998, an increase of $5,440,140 from $8,208,775 for the corresponding period in 1997. The cost of manufacturing and marketing TOBI accounted for the major part of the increase. In addition, research and development expenses increased as the Company continued to develop new drug candidates. Operating expenses should continue to rise moderately in the remainder of 1998 as production and marketing of TOBI continue, and research and development efforts progress.

     The cost of sales was $2,112,600 in the second quarter of 1998. The Company did not have any such cost in the corresponding period in 1997. Selling, general and administrative expenses increased to $4,604,304 in the second quarter of 1998 from $2,014,358 for the corresponding period in 1997. The increase in those expenses primarily reflects the costs associated with supporting a sales and marketing effort, as well as additions in administrative staff.

     Research and development expense for the second quarter of 1998 increased by $737,594 to $6,932,011 from $6,194,417 for the corresponding period in 1997. Such increase was primarily due to ongoing Phase II clinical trials of TOBI for bronchiectasis and tuberculosis, as well as a Phase II clinical trial of rifalazil.

     Net Income (Loss). The Company generated operating income of $713 in the second quarter of 1998, compared to an operating loss of $8,046,602 for the corresponding period in 1997, due to TOBI sales revenues. Including net other income, the Company had net income of $981,797, compared to a net loss of $6,456,515 for the second quarter of 1997. Other income primarily represents income from the Company's investment securities. In the second quarter of 1998, net investment income decreased by $581,966 to $1,030,621 from $1,612,587 for the corresponding period in 1997. The decrease was due primarily to lower average invested cash balances.


     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Revenues. Revenues in the first six months of 1998 totaled $28,314,525, including $28,088,610 from TOBI sales. Research grants and royalties generated the balance of $225,915. Revenues for the corresponding period in 1997 were $248,411, which were entirely generated by research grants and royalties.

     Operating Expenses. The Company incurred total operating expenses of $28,427,365 in the first six months of 1998, an increase of $13,055,232 from $15,372,133 for the corresponding period in 1997. The cost of manufacturing and marketing TOBI accounted for the majority of the increase.

     The cost of sales was $4,782,416 in the first half of 1998. The Company did not have any such cost in the corresponding period in 1997. Selling, general and administrative expenses increased to $9,952,534 in the first six months of 1998 from $3,355,004 for the corresponding period in 1997. The increase in those expenses reflects the costs associated with establishing and supporting a sales and marketing effort.

     Research and development expense for the first half of the year increased by $1,675,286 to $13,692,415 in 1998 from $12,017,129 for the corresponding period in 1997. Such increase was primarily due to ongoing Phase II clinical trials of TOBI for bronchiectasis and tuberculosis, as well as a Phase II clinical trial of rifalazil.

     Net Income (Loss). Operating loss decreased significantly in the first half of 1998, to $112,840 from $15,123,722 for the corresponding period in 1997, due to TOBI sales. Including net other income, the Company had net income of $1,966,387, compared to a net loss of $12,682,403 for the first six months of 1997. Other income primarily represents income from the Company's investment securities. In the first half of 1998, net investment income decreased by $332,376 to $2,162,264 from $2,494,640 for the corresponding period in 1997. The decrease was due primarily to lower average invested cash balances.


LIQUIDITY AND CAPITAL RESOURCES

     From its incorporation through 1997, the Company financed its operations primarily by the issuance of equity securities.

     The Company's combined cash, cash equivalents and investment securities totaled $67,216,028 at June 30, 1998, a decrease of $11,825,104 from the balance at December 31, 1997. The primary uses of cash and investments during the six months ended June 30, 1998, were to finance the Company's operations and working capital requirements. Accounts receivable and inventories increased by $5,230,918 and $4,059,125, respectively, in the first half of 1998. Net cash used in operating activities totaled $4,395,306 for the six months ended June 30, 1998, compared to $12,869,253 in the six months ended June 30, 1997. The decrease resulted principally from cash generated from sales of TOBI, which was launched at the beginning of 1998. In addition, the Company made the first installment payment for the rights in TOBI acquired from the Cystic Fibrosis Foundation. At June 30, 1998, the Company had working capital of $70,129,686 and a current ratio of 6.11 to 1.

     The Company is reviewing its computer systems to ensure that Year 2000 transactions can be processed properly and that modifications and replacements, where necessary, can be obtained in a timely manner. The cost is not expected to have a significant impact on the ongoing results of operations.

     The Company plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities with an expected maturity of one-and-one-half years or less.

                                    PART II

                               OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

               NONE

ITEM 2    CHANGES IN SECURITIES

               NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's annual meeting was held on June 3, 1998. The following summarizes the votes at the meeting:

Matter                                  For                  Withheld
------                                  ---                  --------

ELECTION OF CLASS III DIRECTORS:

  Talat M. Othman                    14,690,158                7,748
  Eugene L. Step                     14,692,441                5,465
  Fred Wilpon                        14,690,308                7,598

                                               For              Against             Abstain             Non-Vote
                                               ---              -------             -------             --------
APPROVAL OF THE COMPANY'S                   14,384,415          274,294              39,197                 -
  EMPLOYEE STOCK PURCHASE PLAN

RATIFICATION OF THE APPOINTMENT OF          14,669,761           13,688              14,457                 -
  KPMG PEAT MARWICK LLP AS
  INDEPENDENT ACCOUNTANTS FOR THE
  COMPANY FOR 1998

ITEM 5    OTHER INFORMATION

     Under amended Rule 14a-4(c) of the Securities and Exchange Commission's proxy rules, if a shareholder who intends to present a proposal at the 1999 annual meeting of shareholders (other than in accordance with Rule 14a-8 of the proxy rules) does not notify the Company of the proposal on or before March 5, 1999, management proxies may use their discretionary voting authority to vote on the proposal when the proposal is brought before the annual meeting, without the Company advising in its 1999 proxy statement on the nature of the proposal or how it intends to exercise its discretion.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               Exhibit Number        Description of Exhibit
               --------------        ----------------------

               10.30 Agreement dated as of May 29, 1998 between the Company and the Cystic Fibrosis Foundation.

               27.1 Financial Data Schedule (for EDGAR filing only)

          (b)  REPORTS ON FORM 8-K

               NONE

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.

                                PATHOGENESIS CORPORATION

                                By: /s/ Wilbur H. Gantz
                                   ---------------------------------------------
                                   Wilbur H. Gantz
                                   Chairman and Chief Executive Officer


                                By: /s/ Alan R. Meyer
                                   ---------------------------------------------
                                   Alan R. Meyer
                                   Executive Vice President and
                                     Chief Financial Officer