Form 10-Q
period 1998-09-30
PATHOGENESIS CORP
filed 1998-11-16
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                               __________________

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No _______

     On November 12, 1998, the registrant had an aggregate of 16,309,343 shares of Common Stock issued and outstanding.

                                    PART I

                             FINANCIAL INFORMATION

                           PATHOGENESIS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.   FINANCIAL STATEMENTS

                                                                             September 30, 1998   December 31, 1997
                                                                             -------------------  ------------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................................       $   3,147,983       $   5,171,591
  Investment securities....................................................          54,976,517          73,869,541
  Accounts receivable, net.................................................           7,512,033                  --
  Interest receivable......................................................             475,338             656,396
  Inventories..............................................................           9,891,098           4,935,758
  Other....................................................................           1,765,178           2,556,409
                                                                                  -------------       -------------
       Total current assets................................................          77,768,147          87,189,695
                                                                                  -------------       -------------
Restricted securities......................................................             675,000             675,000
Property, plant and equipment, at cost:
  Land and buildings.......................................................           4,980,921                  --
  Leasehold improvements...................................................           8,808,523           7,941,149
  Furniture and equipment..................................................          11,361,674           8,805,566
                                                                                  -------------       -------------
                                                                                     25,151,118          16,746,715
  Less accumulated depreciation and amortization...........................           8,943,806           7,138,050
                                                                                  -------------       -------------
       Net property, plant and equipment...................................          16,207,312           9,608,665
                                                                                  -------------       -------------
License rights.............................................................          14,638,695                  --
Other assets, net..........................................................             254,047             122,189
                                                                                  -------------       -------------
  Total assets.............................................................       $ 109,543,201       $  97,595,549
                                                                                  =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................       $     463,278       $   1,168,865
  Compensation and benefits................................................           1,870,496           1,461,167
  Clinical development costs...............................................           5,357,654           2,885,107
  Other accrued expenses...................................................           2,565,955           2,591,660
  Current portion of long-term liability...................................           5,039,755                  --
                                                                                  -------------       -------------
       Total current liabilities...........................................          15,297,138           8,106,799
                                                                                  -------------       -------------
Long-term liability, net of current portion................................           4,623,629                  --
Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized
   1,000,000 shares; none issued and outstanding...........................                  --                  --
  Common stock, $0.001 par value.
   Authorized 60,000,000 shares; 16,272,769 shares and 16,238,649 shares
    issued and outstanding at September 30, 1998 and December 31, 1997,                  16,273              16,239
    respectively
  Additional paid-in capital...............................................         192,126,373         191,613,454
  Deferred compensation....................................................            (996,266)         (1,295,145)
  Accumulated other comprehensive income (loss) --
   unrealized gain (loss) on investment securities.........................             334,861             (22,635)
  Accumulated deficit......................................................        (101,858,807)       (100,823,163)
                                                                                  -------------       -------------
  Total stockholders' equity...............................................          89,622,434          89,488,750
                                                                                  -------------       -------------
  Total liabilities and stockholders' equity...............................       $ 109,543,201       $  97,595,549
                                                                                  =============       =============

                            See accompanying notes.

                            PATHOGENESIS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended                         Nine Months Ended
                                                    September 30,                             September 30,
                                        ----------------------------------------------------------------------------
                                               1998                 1997                 1998               1997
                                        ----------------------------------------------------------------------------
Revenues:
  Sales..............................       $14,833,256           $        --         $42,921,866       $         --
  Grants and royalties...............            67,649                76,503             293,564            324,914
                                            -----------           -----------         -----------       ------------
       Total revenues................        14,900,905                76,503          43,215,430            324,914
Operating expenses:
  Cost of sales......................         2,163,607                    --           6,946,023                 --
  Research and development...........         7,841,431             6,943,439          21,533,846         18,960,568
  Selling, general and administrative         4,646,519             3,019,762          14,599,053          6,374,766
  License fee........................         4,000,000                    --           4,000,000                 --
                                            -----------           -----------         -----------       ------------
       Total operating expenses......        18,651,557             9,963,201          47,078,922         25,335,334
                                            -----------           -----------         -----------       ------------
       Operating loss                        (3,750,652)           (9,886,698)         (3,863,492)       (25,010,420)
                                            -----------           -----------         -----------       ------------
Other income (expense):
  Investment income, net.............         1,003,688             1,403,010           3,214,881          3,897,650
  Interest expense...................          (232,567)                   --            (281,496)                --
  Other expense......................           (22,500)              (49,924)           (105,537)          (103,245)
                                            -----------           -----------         -----------       ------------
       Net other income..............           748,621             1,353,086           2,827,848          3,794,405
                                            -----------           -----------         -----------       ------------
       Net loss......................       $(3,002,031)          $(8,533,612)        $(1,035,644)      $(21,216,015)
                                            ===========           ===========         ===========       ============
Loss per common share - basic and                $(0.18)               $(0.53)             $(0.06)            $(1.37)
 diluted.............................       ===========           ===========         ===========       ============
Weighted average common shares
 outstanding - basic and diluted.....        16,263,785            16,119,363          16,253,225         15,526,611

                            See accompanying notes.

                            PATHOGENESIS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                        -----------------------------------------
                                                                              1998                      1997
                                                                        -----------------      ------------------
Cash flows from operating activities:
  Net loss............................................................      $ (1,035,644)          $ (21,216,015)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.....................................         1,805,756               1,507,462
    Amortization of license rights                                                76,565                      --
    Amortization of discount on long-term liability...................           281,458                      --
    Amortization of investment premiums (discounts)...................                --                  33,082
    Compensation expense from stock options...........................           298,879                 199,253
    Loss on sale of property, plant and equipment.....................                --                  35,796
    Change in certain assets and liabilities:
      Accounts receivable.............................................        (7,512,033)                     --
      Interest receivable.............................................           181,058                (530,933)
      Inventories.....................................................        (4,955,340)             (4,585,074)
      Other current assets............................................           791,231                  78,800
      Other assets, net...............................................          (131,858)                     --
      Accounts payable................................................          (705,587)                795,162
      Compensation and benefits.......................................           409,329                 166,685
      Clinical development costs......................................         2,472,547               1,109,104
      Other accrued expenses..........................................           (25,705)                467,629
      Long-term liability.............................................                --                 (98,273)
                                                                            ------------           -------------
       Net cash used in operating activities..........................        (8,049,344)            (22,037,322)
                                                                            ------------           -------------

Cash flows from investing activities:
  Purchases of investment securities..................................       (46,922,465)           (159,419,600)
  Sales of investment securities......................................        66,172,985             127,223,435
  Purchases of property, plant and equipment..........................        (8,404,403)             (3,045,143)
  Proceeds from sale of property, plant and equipment.................                --                  56,000
  Purchase of license rights..........................................        (5,333,334)                     --
                                                                            ------------           -------------
       Net cash provided (used) in investing activities...............         5,512,783             (35,185,308)
                                                                            ------------           -------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock..........................                --              53,144,882
  Proceeds from exercise of stock options.............................           512,953                 925,909
                                                                            ------------           -------------
       Total cash provided by financing activities....................           512,953              54,070,791
                                                                            ------------           -------------

       Net decrease in cash and cash equivalents......................        (2,023,608)             (3,151,839)

Cash and cash equivalents at beginning of period......................         5,171,591              14,785,818
                                                                            ------------           -------------
Cash and cash equivalents at end of period............................      $  3,147,983           $  11,633,979
                                                                            ============           =============

Supplemental schedule of noncash investing and financing activities -
  Seller-financed acquisition of license rights.......................      $  9,381,926           $          --

                            See accompanying notes.

                            PATHOGENESIS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 1998 AND 1997


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of PathoGenesis Corporation and subsidiary (the "Company") and related notes have been prepared in accordance with Securities and Exchange Commission rules and regulations for interim financial statements. As permitted by those rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the Company's audited consolidated financial statements for 1997 and the related notes included in the Company's annual report on Form 10-K.

     The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)  REVENUES

     Product sales are recognized when product is shipped. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts and rebates. Allowance for discounts, returns, bad debts, chargebacks and rebates, which are netted against accounts receivable, totaled $1,391,824 at September 30, 1998.

     Revenues received under grant and royalty agreements are recognized based on the terms of the underlying agreements.

(3)  INVENTORIES

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following:

                               September 30, 1998     December 31, 1997
                               ------------------     -----------------
Finished goods                     $1,553,346            $2,096,300
Work in progress                    5,149,378               733,068
Raw materials and supplies          3,188,374             2,106,390
                                   ----------            ----------
                                   $9,891,098            $4,935,758
                                   ==========            ==========

(4)  COMPUTATION OF PER SHARE LOSS

     Options and warrants to purchase 2,505,095 and 2,011,790 shares of common stock that were outstanding during the third quarter of 1998 and 1997, respectively, were not included in the computation of diluted loss per share because the representative share increments would be antidilutive. Similarly, options and warrants to purchase 2,534,244 and 2,107,235 shares of common stock that were outstanding during the nine-month period ended September 30, 1998 and 1997, respectively, were not included in the computation of diluted loss per share.

(5)  COMPREHENSIVE LOSS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires companies to report, in addition to net income, other components of comprehensive income, including unrealized gains or losses on available-for-sale securities. During the third quarters of 1998 and 1997, total comprehensive loss amounted to $2,733,182 and $8,385,095, respectively. Total comprehensive loss for the nine-months ended September 30, 1998 and 1997 amounted to $678,148 and $21,084,452, respectively. Adoption of this disclosure standard had no effect on the Company's results of operations or financial position as reported in the condensed consolidated financial statements.

(6)  ACQUISITION OF LICENSE RIGHTS

     Effective May 29, 1998, the Company entered into an agreement with the Cystic Fibrosis Foundation (the "Foundation") to acquire all the Foundation's rights in TOBI(R) (tobramycin solution for inhalation). In 1994, the Company entered into license agreements with the Foundation and another party to obtain worldwide rights to TOBI. Pursuant to its license agreement with the Foundation, the Company was required to make royalty payments of 2.5% on net product sales through the patent expiration date of TOBI. The Company has acquired the Foundation's rights in TOBI for payment of $16 million, to be made in three equal annual installments. The first payment was made on May 29, 1998, the closing date of the agreement.

     The purchase amount has been recorded on the Company's condensed consolidated balance sheet at the net present value of the required cash payments. The value of the license rights is being amortized to cost of sales over the remaining life of the TOBI patent.

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

(7)  EMPLOYEE STOCK PURCHASE PLAN

     On June 3, 1998, the Company adopted an Employee Stock Purchase Plan. The plan, which became effective on July 1, 1998, provides substantially all employees an opportunity to purchase shares of its common stock through payroll deductions of up to 15% of eligible compensation. The aggregate price for shares purchased by an employee may not exceed $25,000 annually (subject to limitations imposed by the Internal Revenue Code). Semi-annually, on December 31 and June 30, participant account balances are used to purchase shares of common stock at the lesser of 85% of the fair market value of shares on the date of subscription (grant date) or date of purchase (exercise date). The Employee Stock Purchase Plan expires on June 30, 2008. A total of 200,000 shares are available for purchases under the plan.

(8)  LICENSE AGREEMENT

     Effective September 30, 1998, the Company entered into a license agreement with Bristol-Myers Squibb Company (BMS) to obtain exclusive worldwide rights to PA-1806, a patented chemical compound in the monobactam class of antibiotics. PathoGenesis obtained the rights to PA-1806 for inhalation, non-systemic administration of the compound for the treatment or prophylaxis of respiratory tract infectious diseases. The initial payment obligation for this license of $4 million was charged to expense as license fee, and has been recorded in clinical development costs on the Company's condensed consolidated balance sheet at September 30, 1998. Payment of $2 million was made in October 1998, with the $2 million balance to be paid in January 1999. Subsequent payments will be made upon accomplishment of certain milestones. The Company will pay a royalty on net sales of products using the chemical compound.

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

OVERVIEW

     The Company was organized in December 1991 to develop novel drugs to treat serious, chronic human infectious diseases where there is a significant need for improved therapy. From its incorporation through the end of 1997, the Company was in the development stage and engaged primarily in research, development, clinical trials and administrative activities.

     The Company began marketing its first drug, TOBI(R) (tobramycin solution for inhalation), in the U.S. in January 1998. TOBI is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. The drug is indicated for the management of cystic fibrosis patients with Pseudomonas aeruginosa (P. aeruginosa). In March 1998, the Company filed for approval to market TOBI to cystic fibrosis patients in Canada. PathoGenesis applied for regulatory approval in the United Kingdom in August 1998.

     In October 1998, investigators reported 18-month clinical trial data on TOBI at the North American Cystic Fibrosis Conference. Important findings included the fact that cystic fibrosis patients continued to maintain improved lung function above baseline values after 18 months of the chronic intermittent TOBI treatment regimen. It also was reported that delay of TOBI therapy led to irreversible loss of lung function.

     In addition, PathoGenesis has completed the in-patient testing requirements of two Phase II clinical trials, rifalazil (PA-1648) for tuberculosis and TOBI for bronchiectasis (a form of severe chronic bronchitis). The data are currently being compiled and analyzed, and the Company expects to report results before year-end. PathoGenesis also is conducting a third Phase II clinical trial of TOBI in tuberculosis patients, and expects to report results next year.

     The Company also is developing other inhaled and oral drug candidates for lung infections. The Company has received a patent for PA-1420, the second entry in its planned portfolio of aerosolized antibiotics to treat chronic lung infections. In September 1998, PathoGenesis obtained an exclusive worldwide license from Bristol-Myers Squibb (BMS) to develop and market an antibiotic for inhalation, named PA-1806. The Company obtained the license to PA-1806 for inhalation, non-systemic administration of the antibiotic for the treatment or prophylaxis of respiratory tract infectious diseases. The initial payment obligation of $4 million was charged to expense in the third quarter of 1998. PathoGenesis plans to formulate PA-1806 for non-systemic aerosolized delivery, consistent with its strategy to develop a portfolio of aerosolized antibiotics.

     In May 1998, the Company acquired all rights of the Cystic Fibrosis Foundation (the "Foundation") in TOBI. In 1994, the Company obtained an exclusive worldwide license to TOBI from the Foundation and another party. The Foundation's rights in TOBI were acquired in return for a series of payments to the Foundation over a two-year period.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     During the third quarter of 1998, the Company experienced a loss from operations, primarily due to the licensing of PA-1806 from BMS. The sales of TOBI in the third quarter were in line with Company expectations. The operating results reflected a planned increase in operating expenses and costs incurred in manufacturing and marketing TOBI, compared to the third quarter of 1997. In addition, the Company continued to engage in research and development of potential products. Based on the current sales expectations of TOBI, the Company anticipates that it will be profitable for 1998, although there can be no assurance that the Company will achieve a profit.

     Revenues. Revenues in the third quarter of 1998 totaled $14,900,905, including $14,833,256 from TOBI sales. Research grants and royalties generated the balance of $67,649. Revenues for the corresponding period in 1997 were $76,503, which were entirely generated by research grants and royalties. The Company expects TOBI sales in the fourth quarter to be greater than third quarter sales. Because cystic fibrosis patients are less likely to visit their doctors in the summer, the Company anticipated fewer new patients would begin taking TOBI in mid-year. As more new patients are expected to start treatment with TOBI in the fall and winter, fourth quarter sales should increase. The 18-month data on TOBI in cystic fibrosis patients, which was presented at the North American Cystic Fibrosis Conference in October, also could improve fourth quarter sales of TOBI. However, there can be no assurance that actual sales of TOBI will meet the Company's expectations.

     Operating Expenses. The Company incurred total operating expenses of $18,651,557 in the third quarter of 1998. This is an increase of $8,688,356 from $9,963,201 for the corresponding period in 1997. The $4 million license fee to BMS represents the largest portion of this increase. The cost of manufacturing and marketing TOBI also accounted for a significant part of the increase. In addition, research and development expenses increased as the Company continued to develop new drug candidates. Excluding the one-time license fee, operating expenses should continue to rise moderately in the fourth quarter of 1998 as production and marketing of TOBI continue, and research and development efforts progress.

     Cost of sales was $2,163,207 in the third quarter of 1998. The Company did not have any such cost in the corresponding period in 1997. Research and development expense for the third quarter of 1998 increased by $897,992 to $7,841,431 from $6,943,439 for the corresponding period in 1997. Such increase was primarily due to ongoing Phase II clinical trials of TOBI for bronchiectasis and tuberculosis, as well as a Phase II clinical trial of rifalazil. In addition, the Company was engaged in completing, and analyzing the data from, the follow-on clinical trials of TOBI in cystic fibrosis patients. Selling, general and administrative expenses increased to $4,646,519 in the third quarter of 1998 from $3,019,762 for the corresponding period in 1997. The increase in those expenses primarily reflects the costs associated with supporting the Company's sales and marketing effort, as well as additions in administrative staff.

     Net Loss. The Company generated an operating loss of $3,750,652 in the third quarter of 1998, a decrease of $6,136,046 from the operating loss of $9,886,698 for the corresponding period in 1997, due to TOBI sales revenues in 1998. Including net other income, the Company had a net loss of $3,002,031, compared to a net loss of $8,533,612 for the third quarter of 1997. Other income primarily represents income from the Company's investment securities. In the third quarter of 1998, net investment income decreased by $399,322 to $1,003,688 from $1,403,010 for the corresponding period in 1997. The decrease was primarily due to lower average invested cash balances. Interest expense in the third quarter of 1998 totaled $232,567, which represents the amortization of the discount on the remaining installments of the obligation to the Cystic Fibrosis Foundation. The Company had no interest expense in the corresponding period in 1997.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues. Revenues in the first nine months of 1998 totaled $43,215,430, including $42,921,866 from TOBI sales. Research grants and royalties generated the balance of $293,564. Revenues for the corresponding period in 1997 were $324,914, which were entirely generated by research grants and royalties.

     Operating Expenses. The Company incurred total operating expenses of $47,078,922 in the first nine months of 1998. This is an increase of $21,743,588 from $25,335,334 for the corresponding period in 1997. The cost of manufacturing and marketing TOBI accounted for the majority of the increase. In addition, the fee for the licensing of PA-1806 from BMS represented a portion of the increase.

     Cost of sales was $6,946,023 in the first nine months of 1998. The Company did not have any such cost in the corresponding period in 1997. Research and development expense for the first nine months of the year increased by $2,573,278 to $21,533,846 in 1998 from $18,960,568 for the corresponding period in 1997. Such increase was primarily due to ongoing Phase II clinical trials of TOBI for bronchiectasis and tuberculosis, as well as a Phase II clinical trial of rifalazil. In addition, the Company was engaged in completing, and analyzing the data from, the follow-on clinical trials of TOBI in cystic fibrosis patients. Selling, general and administrative expenses increased to $14,599,053 in the first nine months of 1998 from $6,374,766 for the corresponding period in 1997. The increase in those expenses is due primarily to the costs associated with establishing and supporting the Company's sales and marketing effort.

     Net Loss. Due to TOBI sales, operating loss decreased significantly in the first nine months of 1998, to $3,863,492 from $25,010,420 for the corresponding period in 1997. Including net other income, the Company had a net loss of $1,035,644, compared to a net loss of $21,216,015 for the first nine months of 1997. Other income primarily represents income from the Company's investment securities. In the first nine months of 1998, net investment income decreased by $682,769 to $3,214,881 from $3,897,650 for the corresponding period in 1997. The decrease was due primarily to lower average invested cash balances. Interest expense for the first nine months of 1998 totaled $281,496, which principally represents the amortization of the discount on the remaining installments of the obligation to the Cystic Fibrosis Foundation. The Company had no interest expense in the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From its incorporation through 1997, the Company financed its operations primarily by the issuance of equity securities.

     The Company's combined cash, cash equivalents and investment securities totaled $58,124,500 at September 30, 1998, a decrease of $20,916,632 from the balance of $79,041,132 at December 31, 1997. The primary uses of cash and investments during the nine months ended September 30, 1998, were to finance the Company's operations and working capital requirements. Accounts receivable and inventories increased by $7,512,033 and $4,955,340, respectively, in the first nine months of 1998. Net cash used in operating activities totaled $8,049,344 for the nine months ended September 30, 1998, compared to $22,037,322 in the nine months ended September 30, 1997. The decrease in net cash used resulted principally from cash generated from sales of TOBI, which was launched at the beginning of 1998. In addition, the Company made the first installment payment for the rights in TOBI acquired from the Cystic Fibrosis Foundation, and purchased property, plant and equipment totaling $8,404,403 in the nine months ended September 30, 1998. At September 30, 1998, the Company had working capital of $62,471,009 and a current ratio of 5.08 to 1.

     The Company plans to continue its policy of investing excess funds in government securities and investment grade, interest-bearing securities with an expected maturity of one-and-one-half years or less.

YEAR 2000

     Many computer systems may experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the year 2000. Failure to make such modifications could result in system failures or miscalculations, causing a disruption of operations. Most of the Company's information technology purchases were made after January 1997. Since the Company's systems are relatively new and there were no legacy systems to integrate, and based on the program described below, the Company believes its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. The Company, therefore, does not expect its year 2000 compliance cost to exceed $50,000, exclusive of the costs of technology upgrades made in the ordinary course of business.

     The Company is currently involved in an ongoing compliance program, which includes conducting verification testing of its internal information technology and information systems. According to its vendors, all the new systems are year 2000-compliant (i.e., they support proper processing of transactions relating to the year 2000 and beyond). The existing systems that have been identified as not being year 2000-compliant represent a small percentage of the Company's systems. Almost all noncompliant systems will be replaced as part of normal technology upgrades prior to January 1, 2000. The remaining systems will be evaluated on an individual basis, with the Company expecting upgrades and replacements to be made where necessary by mid-1999.

     The Company is in contact with key third parties, such as suppliers, customers and financial institutions, to assure no interruption of its business relationships occur due to year 2000 compliance issues. However, if the needed conversions or modifications to computer or other systems are not made, or are not completed in a timely way by these third parties, the year 2000 issue could have a material impact on the operations of the Company.

     While the Company believes that its hardware and software applications are or will be year 2000-compliant, there can be no assurance that when the year 2000 occurs all systems will then function adequately, nor can there be any assurance that the Company will not be adversely affected by the year 2000 problems of third parties. In the case of internal system malfunctions, or in the event its suppliers and vendors are not year 2000-compliant, the Company is developing manual backup procedures to mitigate the risk of loss associated with the year 2000 issue.

                                    PART II

                               OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     NONE

ITEM 2  CHANGES IN SECURITIES

     NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     NONE

ITEM 5  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit Number        Description of Exhibit
          --------------        ----------------------

          10.31* License Agreement between Bristol-Myers Squibb Company and PathoGenesis Corporation, dated September 30, 1998

          27.1                  Financial Data Schedule (for EDGAR filing only)

     (b)  REPORTS ON FORM 8-K

                    NONE

* Confidential treatment requested; confidential portions filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.

                                PATHOGENESIS CORPORATION

                                By:  /s/ Wilbur H. Gantz
                                    ------------------------------------
                                    Wilbur H. Gantz
                                    Chairman and Chief Executive Officer



                                By:  /s/ Alan R. Meyer
                                    ------------------------------------
                                    Alan R. Meyer
                                    Executive Vice President and
                                       Chief Financial Officer