Form 10-K
period 1998-12-31
PATHOGENESIS CORP
filed 1999-03-31
CIK 1001186

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 1998

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

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.001 par value per share
     Preferred Stock Purchase Rights (currently traded with Common Stock)
                             (Title of Each Class)
                              __________________

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                              -------     ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     The aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the Registrant was approximately $169,823,069 on March 23, 1999 (based on the closing price quoted on the Nasdaq National Market on March 23, 1999, as reported by The Wall Street Journal). On March 23, 1999, the Registrant had issued and outstanding an aggregate of 16,390,785 shares of common stock.

                      Documents Incorporated by Reference

     Those portions of the Registrant's proxy statement to be filed pursuant to Regulation 14A for the annual meeting of stockholders to be held on June 2, 1999, described in Part III hereof, are incorporated by reference in this report.
===============================================================================

                                     PART 1

     In addition to historical information, this annual report on Form 10-K contains forward-looking statements. You may identify these forward-looking statements by the use of such words as "believe," "anticipate," "expect," "plan" and "intend." Since these statements are based on factors that involve risks and uncertainties, they do not necessarily indicate what our actual future results will be. Factors that could cause or contribute to differences between our actual results and the results expressed or implied by the forward-looking statements include, but are not limited to, those discussed in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, and in Exhibit 99.1 to this Form 10-K. These factors include, but are not limited to, uncertainties related to the fact that PathoGenesis began commercial operations only recently, its dependence on TOBI, third party reimbursement and product pricing, government regulation, drug development and clinical trials, competition and alternative therapies. We cannot assure you that TOBI -- which is currently our only product --will penetrate markets as planned, that our development of TOBI for other uses will succeed or occur within anticipated time frames, or that we will develop any of our other drug candidates successfully.

Item 1.  Business

Summary

     PathoGenesis Corporation develops and markets novel drugs to treat serious, chronic human infectious diseases where there is a significant need for improved therapy. In December 1997, the U. S. Food and Drug Administration approved our first drug, TOBI (tobramycin solution for inhalation). TOBI is indicated for the management of cystic fibrosis (CF) patients with Pseudomonas aeruginosa lung infections. We began marketing TOBI in 1998 in the U.S., and generated $60.7 million in sales during the year. TOBI was approved for sale in Canada and Argentina in February 1999. We have filed for regulatory approvals in Europe and Australia. Applications in other countries are pending. Industry data indicate that pseudomonal bacteria infect the lungs of about 60% of the 70,000 people worldwide with CF.

     PathoGenesis is pursuing other indications for TOBI. In 1998, we completed a double-blind, placebo-controlled, randomized Phase II clinical trial of TOBI in patients with bronchiectasis, a form of severe chronic bronchitis. Trial results showed that bacterial levels in the sputum decreased more than 99.999% on average in the TOBI treatment group at 28 days, compared to no change on average in the placebo group. Due to the strength of these results, we believe TOBI holds promise for treating a broader patient group, people with other serious lung infections due to P. aeruginosa and other bacteria that may be treatable with TOBI. This group includes hospitalized patients with nocosomial pneumonia and ventilator-dependent patients. In addition, we believe many patients with severe chronic bronchitis have bacterial lung infections susceptible to TOBI. In the U.S., about 100,000 people have bronchiectasis and two million have severe chronic bronchitis, according to internal estimates. We believe the incidence of both bronchiectasis and severe chronic bronchitis may be higher in other countries, due to less aggressive treatment with antibiotics, a higher incidence of smoking and other factors.

     In addition, we have two antibiotics in preclinical testing as follow-on drug candidates to TOBI. Each drug candidate has a different mechanism of action from the other and from TOBI, which could provide physicians with alternative or alternating treatments. In 1999, we intend to begin human clinical trials of PA-1420 (polymyxin E1), and to continue preclinical development of PA-1806, a monobactam antibiotic licensed from Bristol-Myers Squibb in 1998.

     PathoGenesis was formed in 1991 as a Delaware corporation. Our executive offices are located at 201 Elliott Avenue West, Seattle, Washington 98119; our telephone number is (206) 467-8100.

Aerosolized Drug Development Program:  TOBI

     The goal of PathoGenesis' aerosolized drug development program is to develop drug candidates that can provide significant benefit to people with difficult-to-treat lung infections, including those in cystic fibrosis, bronchiectasis, severe chronic bronchitis, ventilator, organ transplant and AIDS patients. Many of these serious infections are caused by P. aeruginosa. Our first drug, TOBI, was developed to treat pseudomonal lung infections. Two other drug candidates with anti-pseudomonal activity are in preclinical testing. In addition, we have collaborated with the University of Washington Genome Center and the Cystic Fibrosis Foundation to research the genetic makeup of
P. aeruginosa.

     PathoGenesis began researching the use of inhaled antibiotics in order to deliver drugs directly to the site of infection in the lungs, rather than systemically through the blood. Our researchers believed a much larger dose could be safely delivered to the lungs if systemic absorption could be limited. Antibiotics administered intravenously or orally (in tablet or capsule form) must travel through the bloodstream and lung tissue to reach the site of most lung infections. In the case of intravenous tobramycin, higher levels of drug in the bloodstream lead to adverse side effects-hearing loss and kidney damage.

     TOBI is the first aerosolized antibiotic solution to be approved by the Food and Drug Administration. To achieve that, we had to find a suitable nebulizer (device used to produce an antibiotic aerosol mist) and develop a compatible preservative-free sterile formulation of tobramycin. We chose the Pari LC Plus nebulizer for use with TOBI because it could efficiently deliver the correct particle size of drug to the lungs. Antibiotic particles that are too large can get caught in the back of the throat and the upper airways. Particles that are too small are deposited predominantly in the alveoli (air sacs), which increases systemic absorption and does not allow the drug to reach the site of infection in the airways of the lung.

     TOBI was designated an orphan drug by the FDA, which gives us seven years of marketing exclusivity in the U.S. from the time of TOBI's approval in late 1997. TOBI also is covered by U.S. and Australian formulation patents. Patent applications are pending in other countries. PathoGenesis has an exclusive worldwide license from Children's Hospital and Medical Center in Seattle (based on Phase II research done there and in other clinics) for patents, research and technology relating to the use of an aerosol tobramycin solution or any other aerosol aminoglycoside solution for the treatment of bronchopulmonary infections.

     Cystic Fibrosis Lung Infections

     Cystic fibrosis is the most common life-shortening inherited disease in the
U.S., affecting about 30,000 Americans.   According to the Cystic Fibrosis
Foundation, CF is diagnosed in one of every 3,300 newborns in the U.S. The median survival age is 31.3 years. About two-thirds of CF patients in the U.S. are treated at 113 centers accredited by the Cystic Fibrosis Foundation.

     About 40,000 CF patients live outside the U.S. The disease is most prevalent in Europe, Canada, Australia and other countries where Caucasians have immigrated, because CF is primarily a Caucasian genetic disease. Although the incidence of CF in these countries is similar to the U.S., life expectancy can vary from country to country depending on the caliber of care. Most countries have CF centers comparable to those in the U.S.

     Cystic fibrosis is characterized by the production of unusually thick, sticky mucus that obstructs the airways of the lungs, the bronchial tubes and bronchioles. Early in life, cystic fibrosis patients typically have bacterial infections comparable to other children. While the majority of their early lung infections are treated effectively, the accumulation of mucus in the lungs usually leads to life-long infections. This results in gradual destruction of lung tissue, and eventually, respiratory failure. P. aeruginosa is the dominant bacterium and infects the lungs of about 60% of all people with CF in the U.S. Infection with pseudomonal bacteria is increasingly likely as the patient ages. Furthermore, P. aeruginosa is rarely if ever permanently eradicated after antibiotic treatment.

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

     TOBI for Cystic Fibrosis Lung Infections

     TOBI is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. Each ready-to-use ampule of TOBI contains 300 milligrams of tobramycin in a 5 milliliter solution. TOBI is aerosolized and administered using a Pari LC Plus reusable nebulizer and a DeVilbiss Pulmo-Aide air compressor. It is inhaled in two daily sessions requiring an average of about 15 minutes per treatment. The TOBI treatment regimen consists of repeated cycles of 28 days on drug, followed by 28 days off drug, which was proven safe and effective in clinical trials.

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

     As an antibiotic specifically formulated for inhalation, TOBI is delivered directly to the lungs where the infection resides. The drug is formulated to minimize its absorption into the bloodstream, thereby reducing the risk of adverse effects. On average, 100-fold greater concentrations of tobramycin can be delivered to the actual site of infection by directly depositing the antibiotic on the airway lining as compared with intravenous delivery.
Treatment of pseudomonal infection using TOBI would be expected to begin at the first detection of pseudomonal bacteria and may continue throughout the patient's lifetime. We believe the market for TOBI is significant and growing. Industry data indicate that pseudomonal bacteria infect the lungs of about 60% of the 70,000 people worldwide with CF. Market growth may occur as new patients are diagnosed and improved therapy extends the lives of patients.

     In an article on research on TOBI published in The New England Journal of Medicine, Jan. 7, 1999, the authors wrote that "Our study shows that long-term, intermittent administration of inhaled tobramycin in conjunction with standard
therapy for cystic fibrosis improves pulmonary function, decreases   the density
of P. aeruginosa in expectorated sputum, and reduces the need for intravenous antipseudomonal antibiotics and hospitalization." The article described the Phase III clinical trials of TOBI, which comprised the largest study of inhaled antibiotics to date. TOBI or an inhaled placebo was administered to 520 cystic fibrosis patients with Pseudomonas aeruginosa lung infections. TOBI or placebo was inhaled at home twice a day in repeated cycles of 28 days on drug, 28 days off drug, for three on-off cycles over 24 weeks. In both groups, patients were also allowed to receive standard treatment recommended for the management of cystic fibrosis, which may have included oral or intravenous antibiotics. The results:

 . Improved and maintained lung function: Results at week 20 (the end of the third period of drug administration) showed that patients treated with TOBI had an average increase in lung function of 10%, versus an average 2% decline in the placebo group. Pulmonary function is the best predictor of disease progression in people with cystic fibrosis. To put this into perspective: A CF patient's pulmonary function declines 2% to 4% a year on average, with the median age of death currently at 31 years. Thus, a 10% improvement in lung function typically represents a return to what the patient's lung function was three to four years earlier.

 . Fewer days in the hospital: Patients on TOBI were 26% less likely to be hospitalized than those in the placebo group. On average, TOBI-treated patients were hospitalized three fewer days than patients receiving standard cystic fibrosis therapy-5.1 days for TOBI patients, compared with 8.1 days for placebo patients.

 . Fewer days requiring anti-pseudomonal antibiotics: TOBI patients were 36% less likely to require intravenous antipseudomonal antibiotics than patients taking placebo.

 . Safety: Overall adverse events were comparable but less severe in the TOBI group than in the placebo group. Tinnitis (ringing in the ears) and voice alteration (e.g., hoarseness) were the only adverse events reported by more patients in the TOBI group than in the placebo group. Tinnitis was reported by eight TOBI patients (3.1%) and by no placebo-treated patients. It was transient and appeared mild or moderate in severity. Voice alteration was reported by 33 TOBI patients (12.8%) and 17 placebo-treated patients (6.5%). Four patients in the placebo group and none in the TOBI group died during the studies.

 . Reduction in bacterial counts: Patients taking TOBI had significantly decreased P. aeruginosa density in their sputum during the on-drug periods. Sputum bacterial density returned to baseline during the off-drug periods. Reductions in sputum bacterial density were smaller in each successive cycle.

     The New England Journal of Medicine article also reported that all patient subgroups experienced a benefit in lung function following TOBI treatments, as measured by forced expiratory volume at one second (FEV1). In particular, patients who were 13 to 17 years old or who were female demonstrated a significantly larger treatment effect than those in the other groups.

     All patients who completed the Phase III clinical trials were eligible for
a follow-on program, allowing them to continue receiving TOBI.   After 18 months
of the chronic intermittent TOBI treatment regimen, CF patients continued to maintain improved lung function above baseline values. Previously published literature suggests that these patients might otherwise have lost, on average, about 3% to 6% of lung function relative to baseline had they not been taking TOBI. Furthermore, the data showed that delay of TOBI therapy led to loss of lung function. Patients who were in the placebo group for six months before beginning TOBI therapy did not achieve absolute lung function values comparable to those achieved by patients who were treated with TOBI throughout the 18-month study. We plan to announce 24-month TOBI data in 1999.

     One concern with long-term administration of any antibiotic is the emergence of drug-resistant bacteria. However, intravenous tobramycin therapy for acute flare-ups of pseudomonal infection in CF patients is usually efficacious, even though resistant pseudomonal bacteria are frequently found. Treatment for six months with TOBI in the clinical trials did not affect the susceptibility of the majority of P. aeruginosa isolates tested. However, microbiological measures of increased drug resistance were noted in some patients. The relationship of in vitro (laboratory) susceptibility test results and clinical outcome with TOBI therapy has not been established. In fact, the 18-month data on TOBI show positive clinical responses in most patients with pseudomonal bacteria considered resistant by traditional intravenous measures.

Bronchiectasis and Severe Chronic Bronchitis

     Bronchiectasis is a chronic infection of the bronchi that either induces or follows abnormal enlargement of the bronchi.] The airways frequently contain large amounts of thick, pus-containing mucus, causing patients to complain of incessant coughing and difficulty in breathing. Often, many of the more distant airways are blocked by secretions or completely destroyed and replaced by fibrous tissue. Inflammation is caused by persistent bacterial infection in the lungs' air passages most frequently with P. aeruginosa. In turn, this inflammation leads to progressive lung damage. Damage may occur in both lungs or only one lung. While a small percentage of patients have localized damage that can be treated successfully through surgery, most treatment is with oral or intravenous antibiotics, including macrolides, quinolones and aminoglycosides. Patients may require a significant number of hospitalizations to treat complications of the condition.

     Causes of bronchiectasis include viral or bacterial pneumonia, primary ciliary disorders, exposure to toxic substances and lung cancer. As an anatomical condition, bronchiectasis can be definitively diagnosed through CT scans. While the late-stage clinical manifestations of bronchiectasis are similar to cystic fibrosis lung disease, bronchiectasis patients are usually older than age 50. The condition affects about 100,000 people in the U.S., based on hospital discharge records. However, we believe bronchiectasis is significantly underdiagnosed, in part, because there are no treatments for the condition that would require a diagnosis that is more specific than severe chronic bronchitis or severe chronic obstructive pulmonary disease (COPD). We believe that 30% to 50% of bronchiectasis patients are infected with P. aeruginosa. About 10% have fungal infections, and the remaining patients are infected with other bacteria (such as Haemophilus influenzae, Streptococcus pneumoniae and Staphylococcus aureus).

     Clinically, severe chronic bronchitis is defined by the presence and accumulation of chronic bronchial secretions in the airways that are enough to cause expectoration on most days, for a minimum of three months of the year for two consecutive years. This accumulation of secretions results from inflammation of the airways and is often associated with smoking, which causes structural and functional damage to the cilia and the mucus secretion process. Other suspected causes are severe viral or bacterial infections, air pollution and toxins.

     Once chronic bronchitis has been established, repeated infections exacerbate airflow obstruction and tend to speed up the decline of lung function. However, chronic bronchitis cannot be diagnosed with CT scans because it does not usually involve the degree of permanent damage to lung cell walls that bronchiectasis does. The type of lung infection present depends on the severity of the condition. P. aeruginosa is only common in the most severely ill patients, while H. influenzae and S. pneumoniae are the most common pathogens overall. Tobramycin has in vitro activity against P. aeruginosa and
H. influenzae
but not S. pneumoniae. We believe about two million people in the U.S. have severe chronic bronchitis, and that the incidence of both bronchiectasis and severe chronic bronchitis may be higher in other countries, due to less aggressive treatment with antibiotics, a higher incidence of smoking and other factors.

     TOBI for Bronchiectasis and Severe Chronic Bronchitis

     In 1998, PathoGenesis reported the primary endpoint results of a double-blind, placebo-controlled, randomized Phase II clinical trial of TOBI in patients with bronchiectasis. We enrolled 74 subjects age 18 or older who had been diagnosed with bronchiectasis and P. aeruginosa airway infections. The 28-day trial was conducted in 15 medical centers in the U.S. The principal endpoint was microbiological response, as measured by changes in observed bacterial levels in the sputum. This endpoint was chosen because the most clinically important symptoms, cough and sputum production, are principally due to the ongoing airway infection.

     Trial results showed that bacterial levels in the sputum decreased more than 99.999% on average in the TOBI treatment group at 28 days, compared to no change on average in the placebo group. This difference was statistically significant. The percent of patients with at least one adverse experience was comparable between the two treatment groups. The TOBI and placebo groups were comparable at baseline in respect to age, gender, and disease severity. PathoGenesis intends to report these results in greater detail in April 1999 at the American Lung Association/American Thoracic Society international conference, and to pursue later publication of a peer-reviewed scientific journal article. The FDA Modernization Act may allow us to promote such an article to physicians under certain conditions.

     Due to the strength of TOBI's Phase II results in bronchiectasis, we believe our drug holds promise for treating patients with severe chronic bronchitis. Some of these patients have non-pseudomonal bacterial lung infections that also may be treatable with tobramycin. Because we believe the optimum duration of therapy will be different for bronchiectasis than for severe chronic bronchitis, we plan to proceed with a Phase III clinical trial of TOBI in bronchiectasis patients with P. aeruginosa and other bacterial lung infections potentially susceptible to TOBI, and to do a separate clinical trial in patients with severe chronic bronchitis.

     Tuberculosis

     For the past 25 years, development of anti-tuberculosis drugs has been limited. In fact, patents have expired on all four drugs in the current standard regimen of therapy to treat tuberculosis. However, TB is one of the world's most serious infectious diseases because of its highly contagious nature, prevalence and increasing levels of drug resistance. Worldwide, more than a billion people are infected with Mycobacterium tuberculosis, the bacterium that causes TB. The vast majority of these infections are latent (inactive) cases, which may exist for decades before the lung disease manifests itself in an active form. An estimated eight million active tuberculosis cases are diagnosed and more than two million deaths occur worldwide each year. In the U.S., the Centers for Disease Control and Prevention report an average of 25,000 new active TB cases per year and more than 10 million latent cases.

     TOBI for Tuberculosis

     Tuberculosis bacteria, including multi-drug-resistant strains, have been killed by high concentrations of TOBI in in vitro testing. PathoGenesis is conducting an open-label Phase II clinical trial of TOBI in patients with contagious pulmonary TB. The study is examining whether TOBI decreases bacterial counts in the sputum more rapidly than standard systemic therapies. Results are expected to be announced in 1999. In April 1996, PathoGenesis filed a provisional patent application with the U.S. Patent and Trademark Office for use of the TOBI formulation for the treatment of tuberculosis.

Aerosolized Drug Development Program:  Follow-On Drug Candidates to TOBI

     PathoGenesis has two antibiotics in preclinical testing as follow-on drug candidates to TOBI. Each drug candidate has a different mechanism of action from the other and from TOBI, which could provide physicians with alternative or alternating treatments. Like TOBI, these candidates are being formulated for aerosol delivery using a nebulizer and compressor. Because drugs are delivered directly to the site of infection in the lungs, rather than systemically, we believe a larger dose can be safely delivered by aerosol. As a result, we believe delivery by inhalation holds promise for treating a number of serious lung infections, including those in bronchiectasis, severe chronic bronchitis, ventilator, organ transplant and AIDS patients.

     PA-1420

     PA-1420 (polymyxin E1) is a highly purified component of the antibiotic colistin, a member of a group of antibiotics known as polymyxins. As a class, polymyxins are among the most potent peptide antibiotics ever isolated. Colistins have activity against a broad range of gram-negative bacteria, including P. aeruginosa. PathoGenesis has been granted a U.S. patent for PA-1420 and intends to file for patents in other countries.

     The term "colistin" refers to the fermentation products of the bacterium Bacillus polymyxa. The bacterium generates two main products and several minor products. Colistin has been sold for several decades in its prodrug form (Coly-Mycin(R) M, Monarch) for intravenous or intramuscular injection to treat certain gram-negative infections. Coly-Mycin is less than 60% pure drug by weight, and as an inactive prodrug of colistin, must hydrolyze in the bloodstream over time to release active antibiotic. This same process must occur if the powdered Coly-Mycin is put into solution and aerosolized, which leads to a lack of consistency in the amount of drug that is delivered to the lungs. Foaming and sputtering are commonly reported when Coly-Mycin is nebulized.

     In preclinical testing, PA-1420 demonstrated greater potency than aerosolized Coly-Mycin against P. aeruginosa, as well as faster aerosolization times. In addition, PA-1420 has shown activity against drug-resistant strains of P. aeruginosa. We believe that bacterial resistance to colistin has not developed in the overall population because the drug was developed decades ago and is not widely used today.

     In 1999, we intend to begin a Phase I clinical trial of PA-1420 in cystic fibrosis patients. Research is being funded in part by a Therapeutics Development Grant from the Cystic Fibrosis Foundation.

     PA-1806

     In 1998, PathoGenesis obtained an exclusive worldwide license for the aerosol use of PA-1806 from Bristol-Myers Squibb. PA-1806 is a new chemical entity in the monobactam class of antibiotics. A patent on the drug candidate (originally BMS-180680) was issued in 1994 and will expire in 2011. PA-1806 demonstrates potent activity against P. aeruginosa, Burkholderia cepacia, Stenotrophomonas maltophilia and other gram-negative bacteria. PA-1806 has high potency against P. aeruginosa, in part because it is transported into the bacterial cells via the same metabolic pathway that is used to import iron.

     In 1999, we plan to formulate PA-1806 for nonsystemic aerosolized delivery and conduct other preclinical testing on the drug candidate.

Research and Development

     We focus our research and development on drug candidates with potentially unique therapeutic profiles, as well as those we believe we can develop relatively quickly. We seek to shorten drug discovery and development time by involving our clinical and regulatory personnel in the early stages of drug discovery and development. This allows us to choose drug candidates that are of significant interest to physicians and regulators and that have readily measurable effects in clinical trials. We intend to focus on drug candidates we believe we can develop through our own resources, although we may also sell, license, joint venture or otherwise collaborate where we determine such an approach is preferable.

     Our three major technical programs are:

 .    a molecular genetics program to discover new approaches to the treatment of pathogens

 .    a molecular microbiology program that focuses on discovering new approaches to treating pathogens and using "smart screens" or reporter gene technology to facilitate drug candidate testing

 .    a pharmaceutical chemistry program that uses combinatorial chemistry to create new drug candidates.

     We also have internal capabilities in functional genomics and molecular target discovery, assay development for compound screening, technology and informatics to accelerate drug discovery, medicinal chemistry and Rapid Analog Matrix (RAM(R)) synthesis, compound evaluation in animal infection models, and preclinical development capabilities. In addition, we have developed specialized expertise in the drug mechanisms of action and resistance, aerosol drug delivery, surrogate markers and assays for clinical trials, and clinical microbiology. We spent approximately $33.0 million, $28.0 million and $20.7 million on research and development of proposed drug candidates in 1998, 1997 and 1996, respectively. The amount for 1998 includes the $4.0 million initial fee to license PA-1806.

     In 1999, PathoGenesis, the Cystic Fibrosis Foundation and the University of Washington Genome Center expect to complete a two-year genetic research project on the genetic makeup of P. aeruginosa, a bacterium that affects cystic fibrosis, burn and cancer patients. Greater knowledge of the bacterial genome (DNA or genetic code) has provided new insights into how P. aeruginosa causes infection and defends itself against antibiotics, which in turn is assisting our researchers in developing new anti-pseudomonal therapies. In addition, we may seek to patent certain gene sequences that may help us develop and test drug candidates.. The genetic data derived from this project are published on the Internet at www.pseudomonas.com. From this site, researchers can download gene sequences to their own computers or use resident software to search for similarities between a given gene and the sequences contained in the growing
P. aeruginosa database.

Manufacturing

     We currently do not intend to establish internal manufacturing capabilities. Instead, we have entered or will enter into contracts with third parties for the production and packaging of our products. Contract manufacturing is monitored by our manufacturing and distribution support operation in Annandale, New Jersey, which had 20 employees as of year-end 1998. All manufacturing facilities used by PathoGenesis are subject to inspection by the FDA or regulatory authorities in other countries.

     We source bulk powdered tobramycin from two of the principal worldwide suppliers of the drug, and anticipate that either one of these suppliers alone will be able to supply sufficient quantities to meet our current needs. Formulation and packaging of TOBI occurs at a U.S. facility that also packages other drugs for inhalation for other pharmaceutical companies. The powdered tobramycin is mixed with water and excipients, then injected into plastic ampules (vials) using a form-fill-seal technology in a sterile environment. Each ampule has a snap-top access port, simplifying the action of delivering TOBI directly into a nebulizer for inhalation. Other contract manufacturers handle final packaging of the drug into aluminum foil pouches and cartons.

     We have designated the Pari LC Plus nebulizer to deliver TOBI. This nebulizer is manufactured and distributed in the U.S. by Pari Corporation of Germany. The nebulizer has a useful life of about six months and costs about $15 U.S. at retail. Our research shows that this nebulizer efficiently aerosolizes the TOBI solution and delivers the optimal drug particle size to the lung airways, minimizing the amount of drug that is absorbed systemically or coughed out.

Sales and Marketing

     Cystic fibrosis is a focused market segment that involves a small group of physicians and treating institutions in the U.S. and abroad. Many of these pulmonologists also treat patients with bronchiectasis, severe chronic bronchitis and related conditions.

     In the U.S., about two-thirds of the 30,000 cystic fibrosis patients are treated by institutions or physicians associated with the 113 cystic fibrosis care centers sponsored by the Cystic Fibrosis Foundation. Of those centers, 69 sites participated in our Phase III clinical trials for TOBI. Consequently, in 1998 we achieved $60.7 million of TOBI sales in the drug's first year on the market with a sales force of 24. In the first quarter of 1999, we hired seven additional sales people and three management and direct sales support personnel to broaden our sales and marketing efforts to a targeted group of 2,000 pulmonologists.

     In the U.S., PathoGenesis sells TOBI to drug wholesalers and mail order pharmacies. In 1998, sales to the three largest wholesale distributors accounted for 65% of total sales. Pharmacies that sell TOBI accept assignment of benefits and help patients request reimbursement from third party payors. TOBI has achieved high reimbursement levels from third party payors, including private insurance plans and Medicaid, which covers about 20% of CF patients. Our revenue per carton of TOBI for patients covered by Medicaid are less than our revenues per carton for other patients. If government and third-party payors do not provide adequate coverage and reimbursement for TOBI, its market acceptance would be likely to decline.

     Because TOBI has been on the market only since January 1998, we do not know with certainty how sales may be affected by a number of factors and whether such factors are sporatic, cyclical or have determinable trends. These factors include: the seasonality arising from business cycles, weather, geographic factors, or cold and flu outbreaks, the impact of hospitalization or exacerbations experienced by CF patients, compliance with chronic therapy (28 days on drug, 28 days off drug), physician and patient concerns about potential bacterial resistance to TOBI, insurance reimbursement factors, variability in ordering patterns by drug wholesalers, and the effect of price increases and changes in credit terms and the approval, availability, efficacy and popularity of alternative treatments. The interplay of these factors may cause fluctuations in quarter to quarter sales. In addition the effect these factors may have on sales is likely to change as TOBI sales increase and our drug is introduced in other countries. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In February 1999, we received approval to market TOBI to cystic fibrosis patients in Canada and Argentina, where there are about 4,000 CF patients in total. We plan to begin selling TOBI in those countries in the second quarter of 1999. In Canada, we intend to rely on three dedicated sales people and a marketing manager employed by a third party to market TOBI to physicians, CF treatment centers and hospitals. We are working with a distributor in Argentina.

     In 1998, we filed for regulatory approvals in Europe and Australia, where there are a total of about 32,500 CF patients. In Europe, the U. K. is the lead country for seeking regulatory approval of TOBI in the European Union. If and when TOBI is approved in the U. K., the other European Union countries will be asked to approve our inhaled drug through a mutual recognition process. Regulatory approvals do not necessarily indicate pricing or reimbursement approvals. We plan to market TOBI using our own sales force in several northern European countries, which have centralized cystic fibrosis centers similar to those in the U.S. In other markets, we have entered or intend to enter into exclusive distribution arrangements for the sale and distribution of TOBI.

     In 1999, we plan to begin enrolling 120 cystic fibrosis patients in a 28-day open-label, randomized clinical trial in up to 14 cystic fibrosis centers in the U. K. and Ireland. This is expected to be the largest study of nebulized antibiotics conducted in Europe to date. While this study is not required for regulatory approval, it will give European clinicians hands-on experience with TOBI and provide valuable data for our marketing efforts in Europe. As of year-end 1998, compassionate use programs for TOBI had begun in the U. K., Ireland and Germany.

Licenses and Other Agreements

     We have licensed from Children's Hospital and Medical Center in Seattle exclusive worldwide rights to patents, research and technology relating to the use of an aerosolized tobramycin solution or any other aerosolized aminoglycoside solution for the treatment of bronchopulmonary infections. PathoGenesis pays a royalty under the license based on net sales. The licensing agreement continues in effect until the expiration of any patent rights under the license, and may be terminated earlier upon a material breach by either party.

     In 1998, we purchased all rights in TOBI owned by the Cystic Fibrosis Foundation under a similar license for $16.0 million.

     In September 1998, PathoGenesis obtained exclusive worldwide rights from Bristol-Myers Squibb to PA-1806, a patented chemical compound in the monobactam class of antibiotics. These rights cover the aerosolized, non-systemic administration of PA-1806 for the treatment or prophylaxis of respiratory tract infectious diseases. We agreed to make initial payments totaling $4.0 million, with subsequent payments to be made upon completion of certain milestones and a royalty on net sales of products using this chemical compound.

     In 1998, we completed a Phase II clinical trial of PA-1648 (rifalazil) in tuberculosis patients. At that time, we decided not to conduct additional Phase II testing of PA-1648 for tuberculosis treatment. We have exclusive rights licensed from Kaneka Corporation to develop, market and sell PA-1648 for use in the treatment of tuberculosis and other infections for the U.S., Canada and Mexico. Under the agreement with Kaneka, we are responsible for the clinical development, regulatory affairs, marketing and sales of PA-1648 and we have agreed to pay Kaneka certain clinical and regulatory milestone payments of substantial amounts. In addition, we have agreed to pay Kaneka a royalty based on net sales for 15 years from the date of commercial production of PA-1648. After that 15-year period, the license is fully paid and remains in effect as a non-exclusive license. Kaneka has an option to convert the license to a non-exclusive license should PathoGenesis fail to achieve certain milestones. In addition, the license may terminate should PathoGenesis fail to achieve certain other milestones. As partial consideration for the license, we paid $500,000 in cash and issued 50,000 shares of common stock to Kaneka. In addition, in lieu of a cash milestone payment in 1995, we issued an additional 50,000 shares of common stock to Kaneka. Under a related supply agreement, Kaneka is responsible for providing bulk powdered PA-1648 for our clinical trials.

     In 1996, we entered into a license and distribution agreement with Bohdan Automation, Inc. Under this agreement, Bohdan manufactures and sells the RAM(R) Synthesizer, a patented combinatorial chemistry system invented by PathoGenesis and Bohdan scientists.

     We engage in other research and development collaborations and licensing arrangements with various academic institutions, government and commercial research groups, and other companies. For example, we entered into a contract with the Cystic Fibrosis Foundation and the University of Washington to sequence the P. aeruginosa genome as described under "Research and Development." We believe that none of the licenses under these other arrangements is currently material in relation to our business as a whole. We expect to pursue additional license agreements and research collaboration arrangements.

Patents

     PathoGenesis generally applies for patents for its proprietary compounds, formulations or technologies. We have nine patents, including those covering TOBI and PA-1420. In addition, we are the exclusive licensee in the U.S., Canada and Mexico of rights under three issued patents relating to PA-1648. We have 10 patent applications pending.

Government Regulation and Product Testing

     In order to conduct clinical trials and to manufacture and market products for therapeutic use, PathoGenesis must comply with regulation by governmental authorities in the U.S. and other countries. We also are subject to various federal, state and local laws, regulations and recommendations, including environmental laws and regulations.

     Before a drug may be commercially distributed in the U.S., its developer must complete the following steps:

 .  conduct the  appropriate preclinical laboratory and animal tests
 .  submit an Investigational New Drug application ("IND") that must be approved before clinical trials may begin
 .  conduct controlled human clinical trials that establish the safety and efficacy of the drug candidate
 .  file a New Drug Application ("NDA") with the FDA
 .  comply with FDA inspection of drug manufacturing facilities to ensure compliance with the applicable requirements
 . obtain FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

     Upon approval in the U.S., a drug may be marketed only for the approved indications in the approved dosage forms and dosages. The FDA may require post-marketing testing and surveillance to monitor the safety and efficacy history of an approved product and continued compliance with regulatory requirements. The FDA also may require an additional review of manufacturing facilities if a material change is made to manufacturing equipment, locations or processes.

     To market our products outside the U.S., we must comply with the varying regulations of international markets. In the European Union, marketing authorizations from non-European Union companiesare approved at the national level, although certain registration procedures are available to companies wishing to market a product in more than one country in the Union. If a regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization is usually granted. The U.K. is the lead country for seeking regulatory approval of TOBI in the European Union. If and when TOBI is approved in the U.K., we will ask the other European Union countries to approve the inhaled drug under a mutual recognition process. Approval by the FDA does not ensure approval by other countries.

Competition

     PathoGenesis competes with pharmaceutical companies and specialized biotechnology firms that produce and market products in the United States, Europe and elsewhere. Many pharmaceutical companies have focused their development efforts in the therapeutics areas we are pursuing and may have substantially greater financial, research and development resources. Certain of these competitors have secured supply arrangements with other healthcare companies, which may give them a competitive advantage. We expect to encounter significant competition for the principal products we plan to develop.

     The use of antibiotics to treat pseudomonal, mycobacterial and other bacterial infections is well-established. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. Medical therapies for patients with CF include antibiotics, anti-inflammatory drugs, oral replacement enzymes to maintain nutrition, physical therapy to the chest to loosen lung secretions, and mucolytics to clear pulmonary secretions, such as Pulmozyme(R) (dornase alpha, Genentech). We believe those CF therapies complement TOBI. However, the optimal combination may vary among patients. In addition, the potential high cost of combination therapy may limit the use of TOBI in conjunction with other therapies. There can be no assurance that alternative formulations of tobramycin, other antibiotics or different approaches to therapy will not prove to be more efficacious, safer or more cost-effective than TOBI.

Human Resources

     As of December 31, 1998, PathoGenesis had 273 employees, of which 158 were engaged in research and development and 47 in sales and marketing. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees are covered by collective bargaining agreements. We have entered into confidentiality agreements with all of our employees.

Item 2.  Properties

     Our principal facility consists of approximately 70,000 square feet of leased laboratory and office space in Seattle, Washington. The lease expires in March 2003. We have subleased a portion of this space to a third party. We have also leased about 30,000 square feet of additional office space in Seattle to accommodate our growth into a commercial enterprise. This lease also expires in March 2003.

     We also lease an administrative and sales and marketing office of approximately 13,000 square feet in Skokie, Illinois. This lease expires in March 2003. Additional leased laboratory and office space in Annandale, New Jersey consists of approximately 18,000 square feet and houses manufacturing and distribution support operations. The lease expires in December 2001.

     In 1998, we purchased an office building consisting of approximately 8,000 square feet in Cranford, Middlesex, England to house the operations of PathoGenesis Limited. This wholly owned subsidiary of PathoGenesis Corporation is leading our European expansion efforts.

Item 3.  Legal Proceedings

     PathoGenesis Corporation, its chief executive officer and its chief financial officer were named as defendants in two purported class action lawsuits. Lipton v. PathoGenesis et al., C99-0419, and Green v. PathoGenesis et al., C99-9439, were filed in the U.S. District Court for the Western District of Washington on March 24, 1999 and March 26, 1999, respectively. The suits were purportedly filed on behalf of all purchasers of PathoGenesis common stock during the periods January 26, 1999 to March 22, 1999 and January 25, 1999 to March 22, 1999, respectively. Plaintiffs in both suits allege claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 under that Act in connection with changes in the company's expected 1999 results and seek compensatory damages in unspecified amounts. Plaintiffs are essentially alleging that the company and its officers made knowingly false statements in January 1999 about anticipated 1999 results. The company believes the allegations against it and its officers in these lawsuits are without merit and intends to contest the allegations vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

     PathoGenesis' common stock trades on the Nasdaq National Market System under the symbol PGNS. As of March 23, 1999, there were approximately 163 holders of record of common stock. However, we believe the actual number of beneficial holders is substantially greater. The company has not paid any cash dividends on the common stock to date, and currently intends to retain any earnings for the development and growth of its business.

     The following table shows the range of high and low closing sales prices of the common stock as quoted on the Nasdaq National Market System for each quarter in 1998 and 1997. On March 23, 1999, the last reported sale price for the common stock was $11.3125.

                                                                                    High            Low
     1999:
          First Quarter (through March 25).................................        $ 59.00        $10.063

     1998:
          Fourth Quarter...................................................        $59.375        $32.125
          Third Quarter....................................................          36.25          22.50
          Second Quarter...................................................          39.75          27.00
          First Quarter....................................................         39.938         33.125

     1997:
          Fourth Quarter...................................................          40.75         33.625
          Third Quarter....................................................          38.00          27.50
          Second Quarter...................................................          30.50          22.50
          First Quarter....................................................          33.00          20.75

Item 6.  Selected Financial Data

     In the table below, we present selected financial data for each of the five years ended December 31, 1998, 1997, 1996, 1995 and 1994. We derived this information from our consolidated financial statements. Please read the data below in conjunction with the audited consolidated financial statements, related notes and the other financial information included in this report.


                                                                              Years ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                  1998              1997               1996               1995               1994
                                             ---------------  -----------------  -----------------  -----------------  -------------
Statement of Operations Data:
Revenues:
  Sales.................................        $60,684         $     --           $     --           $     --           $     --
  Grants and royalties..................            368              442                440                 --                 --
                                                -------          --------           --------           --------           --------
    Total revenues......................         61,052              442                440                 --                 --

Operating expenses:
  Cost of sales.........................          9,555               --                 --                 --                 --
  Research and development..............         28,993           28,018             20,673             15,668             12,789
  Selling, general and administrative...         20,074           10,582              4,241              3,609              3,215
  License fee...........................          4,000               --                 --                 --                 --
                                                -------         --------           --------           --------           --------
    Total operating expenses............         62,622           38,600             24,914             19,277             16,004
                                                -------         --------           --------           --------           --------
    Operating loss......................         (1,570)         (38,158)           (24,474)           (19,277)           (16,004)
                                                -------         --------           --------           --------           --------
Other income (expense):
  Investment income, net................          4,056            5,278              3,294              1,287              1,285
  Interest expense......................           (493)              --                 --                 --                 --
  Other expense.........................           (110)            (158)               (84)               (34)               (43)
                                                -------         --------           --------           --------           --------
    Net other income....................          3,453            5,120              3,210              1,253              1,242
                                                -------         --------           --------           --------           --------
    Net income (loss)...................        $ 1,883         $(33,038)          $(21,264)          $(18,024)          $(14,762)
                                                =======         ========           ========           ========           ========
Net income (loss) per common share:
  Basic.................................        $  0.12         $  (2.10)          $  (1.66)          $  (2.20)          $  (1.95)
                                                =======         ========           ========           ========           ========
  Diluted...............................        $  0.11         $  (2.10)          $  (1.66)          $  (2.20)          $  (1.95)
                                                =======         ========           ========           ========           ========
Weighted average common shares outstanding:
  Basic..................................        16,265           15,704             12,829              8,210              7,585
  Diluted................................        17,156           15,704             12,829              8,210              7,585

                                                          At December 31,
                            --------------------------------------------------------------------------
                                 1998           1997           1996            1995           1994
                            --------------  ------------  --------------  --------------  ------------
Balance Sheet Data:
Cash, cash equivalents
 and investment securities      $ 55,007       $79,041         $60,688         $37,447       $25,994
Total current assets......        79,784        87,190          61,809          38,884        26,694
Total assets..............       112,766        97,596          69,999          46,963        36,086
Total current liabilities.        14,631         8,107           2,974           3,453         2,925
Long-term liability.......         4,725            --              98             462            --
Total stockholders' equity        93,410        89,489          66,926          43,048        33,161

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Below, we review our operations for 1998, 1997 and 1996, with particular focus on 1998, our first year of commercial operation. We also discuss some of our current plans for 1999. In reading the discussion below, you should keep in mind that it contains forward-looking statements involving risks and uncertainties that affect our future operating results. Those factors include, but are not limited to, uncertainties related to the fact that PathoGenesis began commercial operations only recently, its dependence on TOBI, third party reimbursement and product pricing, government regulation, drug development and clinical trials, competition and alternative therapies. A discussion of some of those factors is included in Exhibit 99.1 of this report.

     We began marketing our first drug, TOBI(R) (tobramycin solution for inhalation), in the U.S. in January 1998. In our first year of operation, our 24-person sales force sold $60.7 million of TOBI in the U.S. In March 1998, we filed for approval to market TOBI to cystic fibrosis patients in Canada. That approval was received in February 1999, and we expect to begin marketing TOBI in Canada in the second quarter of 1999. Also in February 1999, we received
marketing clearance for TOBI from regulatory authorities in Argentina.   We
applied for regulatory approval in the U. K. in August 1998, and currently expect clearance in the third quarter of 1999. Following the U. K. approval, we will seek regulatory approvals in other European Union countries under the mutual recognition process. In addition, we applied for regulatory approval of TOBI in Australia, and have been granted a priority review.

     On March 22, 1999, we announced that first quarter 1999 sales would be lower than originally expected due to fluctuations in ordering patterns for TOBI. Our analysis in late March suggested that in the fourth quarter of 1998, some patients and wholesalers for insurance or business reasons accelerated TOBI purchases that might otherwise have occurred in the first quarter of 1999.
Other factors, including those referred to in "Sales and Marketing," also may have affected sales. In addition, our surveys led us to believe growth had slowed in the number of new patients who began taking TOBI in the first quarter. Therefore, we also lowered our expectations of sales in 1999 and 2000. However, we continue to believe that TOBI's sales potential in the U. S. cystic fibrosis market remains highly promising, based on our clinical trial data. In order to further penetrate this market, we have added seven sales people to our 24-person sales force in the first quarter. This sales force will focus on convincing doctors to prescribe TOBI for more patients and on increasing the number of prescriptions written for chronic TOBI use -- 28 days on drug, 28 days off drug as specified in the TOBI label.

     In preparation for a second quarter 1999 launch of TOBI in Canada, we are establishing sales and marketing capability to be headquartered in Montreal. Also beginning in the second quarter, we plan to market TOBI in Argentina through a distributor. In addition we have hired four salespeople in the U.K. in anticipation of receiving regulatory approval in the third quarter of 1999.

     In 1999, we plan to begin enrolling 120 cystic fibrosis patients in a 28-day open-label, randomized clinical trial in up to 14 cystic fibrosis centers in the U.K. and Ireland. This is expected to be the largest study of nebulized antibiotics conducted in Europe to date. While this study is not required for regulatory approval, it will give clinicians in Europe hands-on experience with TOBI. As of year-end 1998, compassionate use programs for TOBI had begun in the U.K., Ireland and Germany.

     In October 1998, we reported 18-month clinical trial data on TOBI at the North American Cystic Fibrosis Conference. One important finding demonstrated that cystic fibrosis patients continued to maintain improved lung function above baseline values after 18 months of the chronic intermittent TOBI treatment regimen. The data also established that delay of TOBI therapy led to irreversible loss of lung function. We intend to present 24-month data about TOBI's efficacy and safety at future scientific meetings.

     We conducted the following Phase II clinical trials in 1998:

 .  TOBI for bronchiectasis
 .  Rifalazil (PA-1648) for tuberculosis
 .  TOBI for tuberculosis (in progress as of the first quarter of 1999)

In January 1999, we reported positive results from the bronchiectasis trial. Bacterial levels in the sputum decreased more than 99.999% on average in the TOBI treatment group at 28 days, compared to no change on average in the placebo group. This difference was statistically significant. Because of the strength of these results, we intend to pursue a Phase III clinical trial on bronchiectasis and additional clinical work in severe chronic bronchitis and
ventilator-dependent patients.   The Phase II results from the clinical trial of
rifalazil showed that the drug was well tolerated. However, there were an insufficient number of patients in each arm of the trial to provide conclusive indication of efficacy. We have decided not to pursue additional clinical trials of rifalazil for the treatment of tuberculosis at this time.



     We are developing two other inhaled drug candidates for lung infections:

     .  PA-1420 (polymyxin E1)
     .  PA-1806

     We have a patent for PA-1420, the second entry in our planned portfolio of aerosolized antibiotics to treat chronic lung infections. In 1999, we received a two-year grant totaling $1.5 million from the Cystic Fibrosis Foundation to help support the development of PA-1420. In 1999, we plan to begin a Phase I clinical trial of this drug candidate. In September 1998, we acquired an exclusive worldwide license from Bristol-Myers Squibb to develop and market PA-1806, an antibiotic. We plan to formulate PA-1806 for non-systemic aerosolized delivery for the treatment or prophylaxis of respiratory tract infectious diseases, consistent with our strategy of developing a portfolio of aerosolized antibiotics.

     In May 1998, we acquired all rights of the Cystic Fibrosis Foundation in TOBI. The foundation's rights in TOBI were acquired in return for three annual payments to the foundation totaling $16.0 million.

Results of Operations

  Years Ended December 31, 1998 and 1997

     We had an operating loss in 1998, primarily due to the licensing of PA-1806 from Bristol-Myers Squibb. Excluding the $4.0 million initial license fee for the aerosolized drug candidate, we would have reported income from operations of $2.4 million for the year. The 1998 operating results reflected a planned increase in operating expenses and costs incurred in manufacturing and marketing TOBI, compared to 1997, when the drug was not on the market. In addition, we continued to engage in research and development of potential new products.
Based on our current sales expectations for TOBI and planned increased expenditures relating to the launch of TOBI in other markets, we anticipate that we will incur a loss in 1999.

     Revenues. Revenues in 1998 totaled $61.1 million, including $60.7 million from TOBI sales. Research grants and royalties generated the balance of $368,000. Revenues for 1997 were $442,000, which were entirely generated by research grants and royalties. We now know that sales in the fourth quarter of 1998 were not as indicative of first quarter 1999 sales as we had anticipated and in fact, first quarter 1999 sales will be below our earlier expectations. To increase TOBI sales and further penetrate the U.S. cystic fibrosis market, we are working to convince physicians to prescribe TOBI for more patients and to increase the number of prescriptions they write for chronic use (28 days on drug, 28 days off drug). We also intend to introduce TOBI in international markets, such as Canada and the U. K. However, there can be no assurance that our efforts will be successful.

     Operating Expenses. We incurred total operating expenses of $62.6 million in 1998, an increase of $24.0 million from $38.6 million in 1997. The costs of manufacturing and marketing TOBI accounted for the majority of the increase. The $4.0 million license fee to Bristol-Myers Squibb also represents a significant portion of the increase. In addition, research and development expenses rose as we continued to develop new drug candidates and pursue regulatory approval of TOBI in Canada, Europe and other markets. We expect operating expenses to continue to rise in 1999 as production and marketing of TOBI expand further and research and development efforts progress.

     Cost of sales was $9.6 million in 1998. We did not incur such costs in 1997 because sales did not begin until 1998. We expect cost of sales as a percentage of sales to rise in 1999 as production volume is adjusted for revised sales expectations and as we introduce TOBI in markets outside the U. S. Our research and development expense for 1998 increased by $1.0 million to $29.0 million from $28.0 million in 1997. Selling, general and administrative expenses increased to $20.1 million in 1998 from $10.6 million in 1997. The increase in those expenses primarily reflects the costs associated with supporting our sales and marketing effort, adding administrative staff and developing a sales and marketing program in Europe.

     Net Income (Loss). We had an operating loss of $1.6 million in 1998, a decrease of $36.6 million from the operating loss of $38.2 million in 1997.
This decline in operating loss was due to TOBI sales revenues in 1998.
Including net other income (primarily income from investment securities), our net income for 1998 was $1.9 million, compared to a net loss of $33.0 million in 1997. In 1998, net investment income decreased by $1.2 million to $4.1 million from $5.3 million in 1997. The decrease was primarily due to lower average invested cash balances. Interest expense in 1998 totaled $493,000, which represents the amortization of the discount on the remaining installments of the obligation to the Cystic Fibrosis Foundation. We had no interest expense in 1997.

     Years Ended December 31, 1997 and 1996

     Revenues from grants and royalties were $442,000 in 1997, an increase of $2,000 from 1996. Revenues were comprised of income received from a two-year competitive grant from the FDA and royalties from sales of a proprietary combinatorial chemistry system invented by PathoGenesis and Bohdan Automation, Inc.

     Research and development expense increased by $7.3 million to $28.0 million in 1997 from $20.7 million in 1996. This increase was primarily due to increases in personnel and professional costs relating to clinical development, filing of a New Drug Application in the U.S., and costs related to registration of TOBI in Europe. General and administrative expense increased by $6.4 million to $10.6 million in 1997 from $4.2 million in 1996. Such increase was due to higher personnel and professional costs relating to marketing and recruiting.
We implemented a sales and marketing program in the second half of 1997.

     Investment income, net increased by $2.0 million to $5.3 million in 1997 from $3.3 million in 1996. This increase was due to higher invested balances.

Liquidity and Capital Resources

     Prior to 1998, we relied principally on equity financing to fund our operations and capital expenditures.

     Our combined cash, cash equivalents and investment securities totaled $55.0 million at December 31, 1998, a decrease of $24.0 million from the balance of $79.0 million at December 31, 1997. We expect that these funds, in combination with expected revenues from sales of TOBI, should be sufficient to meet our operating expenses and capital requirements for the foreseeable future. In addition, on February 22, 1999, we obtained a $10.0 million revolving line of credit from Harris Trust and Savings Bank. We expect a net cash inflow from operations of approximately $1.0 million to $3.0 million for 1999. We expect to incur capital expenditures of approximately $6.0 million to $7.0 million in 1999. In addition, the second installment payment of $5.3 million to the Cystic Fibrosis Foundation will be due in May 1999. This cash flow projection does not include the effects of any licensing or collaboration agreements which we may enter into in 1999.

     The primary uses of cash and investments during 1998 were to finance our operations and working capital requirements. Accounts receivable and inventories increased by $11.0 million and $5.0 million, respectively, in 1998. Net cash used in operating activities totaled $9.6 million for 1998, compared to $32.6 million in 1997. The decrease in net cash used resulted principally from cash generated from sales of TOBI, which was launched at the beginning of 1998. In addition, we made the first installment payment of $5.3 million for the rights in TOBI acquired from the Cystic Fibrosis Foundation, and purchased property and equipment totaling $10.6 million in 1998. At December 31, 1998, our working capital was $65.2 million and current ratio was 5.45 to 1.

     We plan to continue our policy of investing excess funds in government securities and investment grade, interest-bearing securities, primarily those with an expected maturity of one-and-one-half years or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119 (SFAS 119), Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

     At December 31, 1998, we had tax net operating loss carryforwards of approximately $90.0 million and research and experimentation tax credit carryforwards of approximately $1.2 million, which will begin to expire in 2007. We also have orphan drug credits of approximately $5.0 million, which will expire beginning in 2007.

Year 2000

     Many computer systems may experience difficulty in processing dates beyond the year 1999 and will need to be modified before the year 2000. Failure to make such modifications could result in system failures or miscalculations, disrupting operations. Most of our information technology purchases were made after January 1997. Since our systems are relatively new and there were no legacy systems to integrate, and based on the program described below, we believe our internal software and hardware systems will function properly when the year 2000 arrives. Therefore, we do not expect our year 2000 compliance costs to exceed $50,000 in 1999, excluding the costs of technology upgrades made in the ordinary course of business.

     Our ongoing compliance program includes verification testing of our internal information technology and information systems. According to the vendors of those systems, all the systems purchased after January 1997 are year 2000-compliant (i.e., they support proper processing of date-sensitive transactions after 1999). The existing systems that are not year 2000-compliant represent a small percentage of our systems. We anticipate that almost all noncompliant systems will be replaced as part of normal technology upgrades before January 1, 2000. We will evaluate the remaining systems on an individual basis. We expect upgrades and replacements to be made by mid-1999, where necessary.

     We are in contact with key third parties, such as suppliers, customers and financial institutions, to assure no interruption of our business relationships occur due to year 2000 compliance issues. However, if the needed conversions or modifications to computer or other systems are not made, or are not completed in a timely way by these third parties, the year 2000 issue could have a material impact on our operations.

     While we believe that our hardware and software applications are or will be year 2000-compliant, there can be no assurance that all systems will function adequately when the year 2000 arrives, nor can there be any assurance that we will not be adversely affected by the year 2000 problems of third parties. In the case of internal system malfunctions, or in the event our suppliers and vendors are not year 2000-compliant, we are developing manual backup procedures to mitigate the risk of loss associated with the year 2000 issue.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to debt securities included in our investment portfolio. We do not have any derivative financial instruments. We invest in government securities and high-quality corporate issuers. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 1998, we owned $3.1 million in government debt instruments and $43.8 million in corporate debt securities. Our exposure to losses as a result of interest rate changes is managed through investing in securities predominantly with maturities of one-and-one-half years or less.

Item 8.  Consolidated Financial Statements

     The consolidated financial statements for the fiscal year ended December 31, 1998 appear beginning on page F-1 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

     The information appearing under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management -- Did directors and executive officers comply with Section 16(a) beneficial ownership report requirements in 1998?" in the proxy statement for the annual meeting of stockholders to be held on June 2, 1999, is incorporated in this report by reference.

Item 11.  Executive Compensation

     Information appearing under the caption "Executive Compensation" in the proxy statement for the 1999 annual meeting is incorporated in this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for the 1999 annual meeting is incorporated in this report by reference.

Item 13.  Certain Relationships and Related Transactions

     None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed As a Part of This Report

     (1) Financial Statements. PathoGenesis' consolidated balance sheets as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, together with the report of its Independent Auditors, appear beginning on page F-1.

     (2) Financial Statement Schedule. The following schedule supporting the foregoing consolidated financial statements for the year ended December 31, 1998, is filed as part of this Form 10-K.

          Schedule II.  Valuation and Qualifying Accounts -- page 22.

          Report of Independent Auditors on Schedule -- page 23

          All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits. The exhibits to this report are listed in the Exhibit Index included at the end of this report. Included in the exhibits listed in the Index are the following exhibits which constitute management contracts or compensatory plans or arrangements:

          10.3 Employment Agreement between the Company and A. Bruce Montgomery, dated September 19, 1995
          10.4 Employment Agreement between the Company and Marc F. Wipperman, effective as of July 1, 1996
          10.26  1992 Stock Option Plan
          10.27  1996 Non-Employee Director Plan
          10.28  1997 Stock Option Plan
          10.32 Form of Change in Control Employment Agreement for certain key employees

(b)  Reports on Form 8-K

     PathoGenesis filed a report on Form 8-K on October 15, 1998, upon entering into a license agreement with Bristol-Myers Squibb.

(c)  Exhibits

     The exhibits to this report are listed in the Exhibit Index which appears after the signature page of this report and is hereby incorporated by reference.


                                                                     SCHEDULE II

                                              Valuation and Qualifying Accounts
                                                 Year Ended December 31, 1998

                                              Balance at             Additions
                                             beginning of            charged to                               Balance at end
                                                 year              product sales          Deductions              of year
                                          ------------------------------------------------------------------------------------
Year ended December 31, 1998
Allowance for discounts, returns,
 bad debts, chargebacks and rebates        $      --                 $3,554,436            $2,003,572           $1,550,864

                         REPORT OF INDEPENDENT AUDITORS
                                  ON SCHEDULE


The Board of Directors and Stockholders
PathoGenesis Corporation:

Under the date of January 25, 1999 except as to note 11 which is as of March 29, 1999, we reported on the consolidated balance sheets of PathoGenesis Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the consolidated financial statement schedule of valuation and qualifying accounts for the year ended December 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Seattle, Washington
January 25, 1999

                           PathoGenesis Corporation

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page No.
                                                                                -------------
Independent Auditors' Report.......................................................   F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997.......................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996.................................................   F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996.....................................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996.................................................   F-6
Notes to Consolidated Financial Statements.........................................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

PathoGenesis Corporation:

  We have audited the accompanying consolidated balance sheets of PathoGenesis Corporation and subsidiaries (Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PathoGenesis Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                    KPMG LLP

Seattle, Washington
January 25, 1999,
except as to note 11,
which is as of
March 29, 1999

                           PATHOGENESIS CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                                     December 31,
                                                                                     -----------------------------------------
                                              Assets                                         1998                   1997
Current assets:                                                                      ------------------     ------------------
    Cash and cash equivalents                                                        $     8,139,153         $    5,171,591
    Investment securities                                                                 46,868,390             73,869,541
    Accounts receivable, net                                                              10,961,242                    --
    Interest receivable                                                                      427,618                656,396
    Inventories                                                                            9,907,916              4,935,758
    Other current assets                                                                   3,480,022              2,556,409
                                                                                     ------------------     ------------------
                      Total current assets                                                79,784,341             87,189,695
                                                                                     ------------------     ------------------
Restricted investment                                                                        675,000                675,000

Property and equipment, at cost:
    Land                                                                                   3,194,923                    --
    Building and improvements                                                              1,515,543                    --
    Leasehold improvements                                                                 9,367,898              7,941,149
    Furniture and equipment                                                               13,263,162              8,805,566
                                                                                     ------------------     ------------------
                                                                                          27,341,526             16,746,715
    Less accumulated depreciation and amortization                                         9,704,385              7,138,050
                                                                                     ------------------     ------------------
                      Net property and equipment                                          17,637,141              9,608,665
                                                                                     ------------------     ------------------
License rights, net                                                                       14,562,129                    --

Other assets                                                                                 107,136                122,189
                                                                                     ------------------     ------------------
                                                                                     $   112,765,747         $   97,595,549
                                                                                     ==================     ==================

                               Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                 $     1,180,909         $    1,168,865
    Compensation and benefits                                                              2,580,790              1,461,167
    Clinical development costs                                                               199,869              2,885,107
    Accrued royalties                                                                        827,739                    --
    License payable                                                                        2,000,000                    --
    Other accrued expenses                                                                 2,691,572              2,591,660
    Current portion of long-term liability                                                 5,149,847                    --
                                                                                     ------------------     ------------------
                      Total current liabilities                                           14,630,726              8,106,799
                                                                                     ------------------     ------------------

Long-term liability, net of current portion                                                4,724,630                    --

Commitments and subsequent events

Stockholders' equity:
    Preferred stock, $0.01 par value.  Authorized 1,000,000 shares;
       none issued and outstanding                                                               --                    --
    Common stock, $0.001 par value.  Authorized 60,000,000 shares;
       16,328,580 shares and 16,238,649 shares issued and outstanding
       at December 31, 1998 and 1997, respectively                                            16,329                 16,239
    Additional paid-in capital                                                           193,188,363            191,613,454
    Deferred compensation                                                                   (987,156)            (1,295,145)
    Accumulated other comprehensive income (loss) - unrealized gain (loss) on
       investment securities                                                                 133,117                (22,635)
    Accumulated deficit                                                                  (98,940,262)          (100,823,163)
                                                                                     ------------------     ------------------
                                   Total stockholders' equity                             93,410,391             89,488,750
                                                                                     ------------------     ------------------
                                                                                     $   112,765,747         $   97,595,549
                                                                                     ==================     ==================

See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                                                      Years ended December 31,
                                                                  --------------------------------------------------------------
                                                                          1998                 1997                   1996
                                                                  ------------------    -----------------    -------------------
Revenues:
    Sales                                                         $     60,684,091       $           --         $           --
    Grants and royalties                                                   367,673              441,880                439,880
                                                                  ------------------    -----------------    -------------------
                    Total revenues                                      61,051,764              441,880                439,880
                                                                  ------------------    -----------------    -------------------
Operating expenses:
    Cost of sales                                                        9,555,213                   --                     --
    Research and development                                            28,992,714           28,017,738             20,673,049
    Selling, general and administrative                                 20,073,736           10,582,072              4,241,339
    License fee                                                          4,000,000                   --                     --
                                                                  ------------------    -----------------    -------------------
                   Total operating expenses                             62,621,663           38,599,810             24,914,388
                                                                  ------------------    -----------------    -------------------
                   Operating loss                                       (1,569,899)         (38,157,930)           (24,474,508)
                                                                  ------------------    -----------------    -------------------
Other income (expense):
    Investment income, net                                               4,055,821            5,278,098              3,293,782
    Interest expense                                                      (492,551)                  --                     --
    Other expense                                                         (110,470)            (157,898)               (83,504)
                                                                  ------------------    -----------------    -------------------
                   Net other income                                      3,452,800            5,120,200              3,210,278
                                                                  ------------------    -----------------    -------------------
                   Net income (loss)                              $      1,882,901       $  (33,037,730)        $  (21,264,230)
                                                                  ==================    =================    ===================
Income (loss) per common share:
    Basic                                                         $           0.12       $        (2.10)        $        (1.66)
                                                                  ==================    =================    ===================
    Diluted                                                       $           0.11       $        (2.10)        $        (1.66)
                                                                  ==================    =================    ===================
Weighted average common shares outstanding:
    Basic                                                               16,265,452           15,704,151             12,829,386
    Diluted                                                             17,155,691           15,704,151             12,829,386


See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity

                                                            Number of
                                                             common                             Additional
                                                             shares            Common            paid-in            Deferred
Description                                                outstanding          stock            capital          compensation
                                                           -----------       -----------       ------------       -------------
Balances at December 31, 1995                               10,897,715       $    10,898       $ 89,520,221       $          --

Redemption of fractional shares                                    (48)               --               (576)                 --
Common stock issued in payment of license fees                   6,250                 6             62,494                  --
Repurchase of common stock for cash                            (45,000)              (45)            (3,555)                 --
Sale of common stock, net of issue costs of $3,213,410       2,875,000             2,875         43,502,465                  --
Exercise of options and warrants                               196,843               197          1,646,871                  --
Comprehensive loss                                                  --                --                 --                  --
  Net loss                                                          --                --                 --                  --
  Unrealized loss on investment securities                          --                --                 --                  --

Total comprehensive loss                                            --                --                 --                  --
                                                           -----------       -----------       ------------       -------------
Balances at December 31, 1996                               13,930,760            13,931        134,727,920                  --

Shares issued for cash, net of issue costs of $3,546,639     2,100,000             2,100         53,151,262                  --
Exercise of options and warrants                               207,889               208          2,140,248                  --
Deferred compensation from granting of stock options                --                --          1,594,024          (1,594,024)
Compensation expense for stock options                              --                --                 --             298,879
Comprehensive loss                                                  --                --                 --                  --
  Net loss                                                          --                --                 --                  --
  Unrealized gain on investment securities                          --                --                 --                  --

Total comprehensive loss                                            --                --                 --                  --
                                                           -----------       -----------       ------------       -------------
Balances at December 31, 1997                               16,238,649            16,239        191,613,454          (1,295,145)

Exercise of stock options                                       89,931                90          1,373,827                  --
Deferred compensation from granting of stock options                --                --            201,082            (201,082)
Compensation expense from stock options                             --                --                 --             509,071
Comprehensive income                                                --                --                 --                  --
  Net income                                                        --                --                 --                  --
  Unrealized gain on investment securities                          --                --                 --                  --

Total comprehensive income                                          --                --                 --                  --
                                                           -----------       -----------       ------------       -------------
Balances at December 31, 1998                               16,328,580       $    16,329       $193,188,363       $    (987,156)
                                                           ===========       ===========       ============       =============






                                                           Accumulated
                                                              other
                                                          comprehensive                           Total
                                                             income          Accumulated       stockholders'
Description                                                  (loss)            deficit            equity
                                                           -----------       -----------       ------------
Balances at December 31, 1995                              $    38,458      $(46,521,203)      $ 43,048,374

Redemption of fractional shares                                     --                --               (576)
Common stock issued in payment of license fees                      --                --             62,500
Repurchase of common stock for cash                                 --                --             (3,600)
Sale of common stock, net of issue costs of $3,213,410              --                --         43,505,340
Exercise of options and warrants                                    --                --          1,647,068
Comprehensive loss                                                  --                --                 --
  Net loss                                                          --       (21,264,230)       (21,264,230)
  Unrealized loss on investment securities                     (68,662)               --            (68,662)
                                                                                               ------------
Total comprehensive loss                                            --                --        (21,332,892)
                                                           -----------       -----------       ------------
Balances at December 31, 1996                                  (30,204)      (67,785,433)        66,926,214

Shares issued for cash, net of issue costs of $3,546,639            --                --         53,153,362
Exercise of options and warrants                                    --                --          2,140,456
Deferred compensation from granting of stock options                --                --                 --
Compensation expense for stock options                              --                --            298,879
Comprehensive loss                                                  --                --                 --
  Net loss                                                          --       (33,037,730)       (33,037,730)
  Unrealized gain on investment securities                       7,569                --              7,569
                                                                                                -----------
Total comprehensive loss                                            --                --        (33,030,161)
                                                           -----------       -----------       ------------
Balances at December 31, 1997                                  (22,635)     (100,823,163)        89,488,750

Exercise of stock options                                           --                --          1,373,917
Deferred compensation from granting of stock options                --                --                 --
Compensation expense from stock options                             --                --            509,071
Comprehensive income                                                --                --                 --
  Net income                                                        --         1,882,901          1,882,901
  Unrealized gain on investment securities                     155,752                --            155,752
                                                                                                -----------
Total comprehensive income                                          --                --          2,038,653
                                                           -----------       -----------       ------------
Balances at December 31, 1998                              $   133,117      $(98,940,262)      $ 93,410,391
                                                           ===========       ===========       ============


See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows




                                                                                             Years ended December 31,
                                                                                -------------------------------------------------
                                                                                     1998              1997              1996
                                                                                -------------     -------------     -------------
Cash flows from operating activities:
    Net income (loss)                                                           $  1,882,901      $(33,037,730)     $ (21,264,230)
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
          Depreciation and amortization                                            2,566,335         2,076,900          1,618,982
          Amortization of license rights                                             153,131               --                 --
          Amortization of discount on long-term liability                            492,551               --                 --
          Amortization of investment premiums (discounts)                                --             33,082            (33,083)
          Compensation expense from stock options                                    509,071           298,879                --
          Common stock issued in payment of license fees                                 --                --              62,500
          Loss on sale of property and equipment                                         --             42,643                315
          Changes in certain assets and liabilities:
             Accounts receivable                                                 (10,961,242)              --                 --
             Interest receivable                                                     228,778          (357,959)           466,779
             Inventories                                                          (4,972,158)       (4,935,758)               --
             Other current assets                                                   (923,613)       (1,733,317)          (151,381)
             Other assets                                                             15,053           (21,819)           (92,612)
             Accounts payable                                                         12,044           356,606           (823,452)
             Compensation and benefits                                             1,119,623           686,909            (85,204)
             Clinical development costs                                           (2,685,238)        2,066,478            (57,503)
             Accrued royalties                                                       827,739               --                 --
             License payable                                                       2,000,000               --                 --
             Other accrued expenses                                                   99,912         2,022,592            487,595
             Other                                                                       --            (98,273)          (363,713)
                                                                                -------------     -------------     -------------
                      Net cash used in operating activities                       (9,635,113)      (32,600,767)       (20,235,007)
                                                                                -------------     -------------     -------------

Cash flows from investing activities:
    Purchases of investment securities                                           (47,736,796)     (177,646,664)      (116,498,821)
    Sales of investment securities                                                74,893,699       149,653,588        106,757,801
    Purchases of property and equipment                                          (10,594,811)       (4,370,202)          (961,784)
    Proceeds from sale of property and equipment                                         --             56,000                100
    Purchase of license rights                                                    (5,333,334)              --                 --
                                                                                -------------     -------------     -------------

                      Net cash provided by (used in)
                          investing activities                                    11,228,758       (32,307,278)       (10,702,704)
                                                                                -------------     -------------     -------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                           --         53,153,362         43,505,340
    Repurchase of common stock                                                           --                --              (4,176)
    Stock option and warrant exercises                                             1,373,917         2,140,456          1,647,068
                                                                                -------------     -------------     -------------

                      Net cash provided by financing activities                    1,373,917        55,293,818         45,148,232
                                                                                -------------     -------------     -------------

                      Net increase (decrease) in cash and
                          cash equivalents                                         2,967,562        (9,614,227)        14,210,521

Cash and cash equivalents at beginning of year                                     5,171,591        14,785,818            575,297
                                                                                -------------     -------------     -------------

Cash and cash equivalents at end of year                                        $  8,139,153      $  5,171,591      $  14,785,818
                                                                                =============     =============     =============

Supplemental schedule of noncash investing and
       financing activities -
    Seller-financed acquisition of license rights                               $  9,381,926      $        --       $         --


See accompanying notes to consolidated financial statements.

                            PATHOGENESIS CORPORATION
                                AND SUBSIDIARIES

     Notes to Consolidated Financial Statements, December 31, 1998 and 1997

(1)  Organization and Summary of Significant Accounting Policies

     Business

     PathoGenesis Corporation is a pharmaceutical company that develops drugs to treat chronic infectious diseases where there is a significant need for improved therapy. Before 1998, the company was in the development stage. We market TOBI(R) (tobramycin solution for inhalation), an inhaled antibiotic, in the U.S. for management of P. aeruginosa lung infections in patients with cystic fibrosis. In addition, PathoGenesis is developing other drug candidates to treat serious chronic lung infections, including those common in cystic fibrosis, bronchiectasis and tuberculosis patients.

     Concentrations of Risk

     Substantially all our revenue is currently generated through sales of TOBI. Our drug candidates other than TOBI are not expected to be commercially available for at least several years, if at all. Therefore, a significant change in demand or pricing for TOBI, or a dramatic change in technology could have a material impact on our operations.

     PathoGenesis uses wholesale distributors of pharmaceutical products as the principal means of distributing TOBI to clinics, hospitals and pharmacies. For the year ended December 31, 1998, sales to three large wholesale distributors were 65% of total sales. At December 31, 1998, accounts receivable from these distributors were 63% of total accounts receivable.

     We purchase our primary basic raw material, bulk powdered tobramycin, from two of the principal worldwide suppliers of the drug. We anticipate that either one of these suppliers alone will be able to supply sufficient quantities to meet current needs. However, there can be no assurance that these suppliers will be able to meet future demand in a timely and cost-effective manner. Our operations could be adversely affected by an interruption or reduction in the supply of raw material.

     PathoGenesis has entered into contracts with third parties for the production and packaging of TOBI. Our reliance on external sources of production and packaging can be shifted, over time, to alternative sources should such changes be necessary. However, if the contract manufacturers become unable to produce or package sufficient quantities of TOBI due to work stoppages or other factors beyond our control, our operations could be disrupted until alternative sources are secured.

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, PathoGenesis Limited and PathoGenesis Canada Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents

     All investments in debt instruments with a contractual maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents totaled $3,990,527 at December 31, 1997. There were no cash equivalents at December 31, 1998.

     Investment Securities

     Our investment securities are classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from the consolidated statements of operations and reported in other comprehensive income (loss). Realized gains and losses on the sales of investment securities are determined on the specific identification method and included in investment income, net.

   Inventories

   Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

   Depreciation and Amortization

   Improvements, furniture and equipment are depreciated using the straight-line method over the assets' estimated useful lives of 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the remaining term of the lease. Our building in England is depreciated using the straight-line method over its estimated useful life of 40 years.

   Revenues

   Product sales are recognized upon shipment. We perform ongoing credit evaluations of our customers and generally do not require collateral.
   Product sales are recorded net of reserves for estimated chargebacks, returns, discounts and rebates. Allowances for discounts, returns, bad debts, chargebacks and rebates, which are netted against accounts receivable, totaled $1,550,864 at December 31, 1998.

   Research and Development Costs

   Research and development costs are charged to expense as incurred.

   Income Taxes

   Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and research and experimentation credit carryforwards.

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

   Fair Value of Financial Instruments

   Our financial instruments other than investments consist of cash and cash equivalents, accounts receivable, interest receivable, accounts payable and a long-term contract payable. The fair value of these financial instruments approximates their carrying amount due to their short-term nature or current market indicators.

   Comprehensive Income (Loss)

   As of January 1, 1998, we adopted Statement of Financial Accounting Standards
   (SFAS) No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, including unrealized gains or losses on available-for-sale securities. Unrealized gain on investment securities included in comprehensive income for 1998 is net of the reclassification adjustment for losses included in net income of approximately $24,700. Adoption of this standard had no effect on our results of operations or financial position as reported in the financial statements.

   Business Segments

   In 1998, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment, the development of drugs to treat chronic infectious diseases.

   Stock-Based Compensation

   We account for stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. We apply the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro forma results of operations disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions.

   Income (Loss) Per Share

   Basic income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding for the year. Diluted income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus dilutive potential shares outstanding using the treasury stock method. Potential dilutive shares of common stock consist of shares issuable to holders of unexercised employee stock options and warrants outstanding.

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

   Impairment of Long-Lived Assets

   We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

(2)  Investment Securities

     The following summarizes our investment securities at December 31:

                                                                    Gross           Gross
                                               Amortized         unrealized       unrealized        Market
                                                 cost               gains           losses           value
                                           ----------------  ----------------- ----------------   ------------
     1998:
       Federal mortgage notes                    2,629,558            12,350            (4,034)      2,637,874
       Municipal bonds                      $      452,362    $           52    $           --    $    452,414
       Corporate obligations                    43,653,353           182,268           (57,519)     43,778,102
                                           ---------------    --------------    ---------------    ------------
                                            $   46,735,273    $      194,670    $      (61,553)   $ 46,868,390
                                           ================   ==============    ===============    ============
     1997:

       U.S. Treasury notes                  $    6,165,367    $        5,856    $           --    $  6,171,223
       Federal mortgage notes                    7,255,781            19,958            (4,707)      7,271,032
       Municipal bonds                           1,199,960               400                --       1,200,360
       Corporate obligations                    59,271,068            76,132          (120,274)     59,226,926
                                           ----------------   --------------    ----------------   -----------
                                            $   73,892,176    $      102,346    $     (124,981)   $ 73,869,541
                                           ================   ==============    ================   ===========


     Amortized cost and market value of investment securities at December 31, 1998, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Amortized                 Market
                            Maturities                               cost                    value
                                                            --------------------     --------------------
             Due in 1 year or less                          $         7,949,469       $        7,928,646
             Due between 1 year to 5 years                           26,830,016               26,925,399
             Due between 5 years to 10 years                          8,004,626                8,064,220
             Due after 10 years                                       3,951,162                3,950,125
                                                            --------------------     --------------------
                                                            $        46,735,273       $       46,868,390
                                                            ====================     ====================

     Investment income, net includes interest of $4,098,440, $5,216,693 and $3,412,097 earned on investments and gains (losses) of $(42,619), $61,405 and $(118,315) realized upon the sale of investments for 1998, 1997 and 1996, respectively.

(3)  Inventories

     Inventories consisted of the following at December 31:

                                                                      1998                   1997
                                                                  ------------           -----------
            Finished goods                                        $ 4,174,206            $ 2,096,300
            Work in progress                                        2,747,380                733,068
            Raw materials and supplies                              2,986,330              2,106,390
                                                                 -------------           ------------
                                                                  $ 9,907,916            $ 4,935,758
                                                                 =============           ============

(4)  License Agreement

     Effective September 30, 1998, we entered into a license agreement with Bristol-Myers Squibb to obtain exclusive worldwide rights to PA-1806, a patented chemical compound in the monobactam class of antibiotics. PathoGenesis obtained the rights to PA-1806 for inhalation, non-systemic administration of the compound for the treatment or prophylaxis of respiratory tract infectious diseases. The initial payment obligation for this license of $4.0 million was charged to expense as license fee. Payment of $2.0 million was made in October 1998, with the $2.0 million balance paid in January 1999. Subsequent payments totaling $4.0 million could be made upon accomplishment of certain milestones. We will pay a royalty on net sales of products using the chemical compound.

(5)  Acquisition of License Rights

     Effective May 29, 1998, we entered into an agreement with the Cystic Fibrosis Foundation to acquire all the foundation's rights in TOBI. In 1994, we entered into license agreements with the foundation and another party to obtain worldwide rights to TOBI. Pursuant to our license agreement with the foundation, we were required to make royalty payments of 2.5% on net product sales through the patent expiration date of TOBI. We have acquired the foundation's rights in TOBI for payment of $16.0 million, to be made in three equal annual installments. The first payment was made on May 29, 1998, the closing date of the agreement.

     The purchase amount has been recorded on our consolidated balance sheet at the net present value of the required cash payments, using a discount rate of 9%. The value of the license rights is being amortized to cost of sales over the remaining life of the TOBI patent. Accumulated amortization totaled $153,131 at December 31, 1998.

     A corresponding discounted liability has been recorded for the remaining installment payment obligations to the foundation. The discount is being amortized to interest expense over the two-year installment term, using the effective interest method. The $10,666,666 portion of the purchase price payable after the closing date is secured by an irrevocable standby letter of credit issued by a bank. This letter of credit is secured by our investment securities.

(6)  Stockholders' Equity

     Common Stock

     Effective June 25, 1997, our stockholders approved an increase in the authorized number of shares of PathoGenesis' $0.001 par value common stock to 60,000,000 shares.

     Stock Option Plans

     In 1992, we adopted the 1992 Stock Option Plan, under which 1,500,000 shares of common stock were authorized to be reserved for grants. At December 31, 1998, 29,345 shares remained available for future awards. Options granted under that plan may be designated as qualified incentive stock options or nonqualified incentive stock options at the discretion of the compensation and nominating committee of the board of directors.

     In 1997, we adopted the 1997 Stock Option Plan, under which 2,000,000 shares of common stock were reserved for grants. At December 31, 1998, 724,081 shares remained available for future awards. Options granted under that plan may be designated as qualified incentive stock options or nonqualified incentive stock options at the discretion of the compensation and nominating committee of the board of directors. A number of options were granted in 1997 under the plan before the plan received stockholder approval. This resulted in deferred compensation of approximately $1,594,000, based on the excess of the fair market value of the stock at the time of plan approval (measurement date) over the exercise price, which was based on the fair value of the stock at the time of option grant. Deferred compensation of approximately $201,000 was recognized in 1998 as a result of option grants to consultants. Deferred compensation is being amortized on the straight-line method over the vesting period of the options.

   In 1996, we adopted the 1996 Directors Stock Option Plan (Directors Plan) for nonemployee directors, under which 300,000 shares of common stock were reserved for grants. Upon adoption of the 1997 Stock Option Plan, the Directors Plan was terminated with no further grants to be made.

   Generally, options vest over a four-year period in installments of 25% each year beginning one year from the date of grant. However, certain options can vest upon granting. Vested options may be exercised at any time before their expiration date. All options expire not later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant and nonqualified stock options are exercisable at prices determined at the discretion of the board of directors, but not less than 85% of the fair market value of the stock at the date of grant.

   A summary of stock options follows:

                                                                                                                 Weighted
                                                                                                                 average
                                                    1992               Directors              1997               exercise
                                                 Stock Plan              Plan              Stock Plan             price
                                            ----------------      --------------       --------------       --------------
    Balances at December 31, 1995                  1,025,653                   -                    -       $        10.83
    Granted                                          438,850              42,000                    -       $        16.18
    Canceled                                         (69,941)                  -                    -       $        11.17
    Exercised                                       (169,787)                  -                    -       $        10.11
                                            ----------------      --------------       --------------       --------------
    Balances at December 31, 1996                  1,224,775              42,000                    -       $        12.73
    Granted                                          134,205                   -              658,995       $        26.04
    Canceled                                         (33,108)                  -              (19,150)      $        18.52
    Exercised                                       (169,543)             (8,000)                   -       $        12.10
                                            ----------------      --------------       --------------       --------------
    Balances at December 31, 1997                  1,156,329              34,000              639,845       $        18.51
    Granted                                                -                   -              683,597       $        34.95
    Canceled                                         (20,125)                  -              (47,523)      $        27.23
    Exercised                                        (74,766)                  -              (15,165)      $        15.28
                                            ----------------      --------------       --------------       --------------
    Balances at December 31, 1998                  1,061,438              34,000            1,260,754       $        23.15
                                            ================      ==============       ==============       ==============

   The weighted average fair value of options granted was $17.76, $14.06 and $8.87 in 1998, 1997 and 1996, respectively.

   Had compensation cost for our stock option plans been determined consistent with FASB Statement No. 123, our net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                            1998                       1997                      1996
                                                   --------------------      ---------------------      --------------------
   Net income (loss) - as reported                 $      1,882,901          $     (33,037,730)         $    (21,264,230)
   Net  loss - pro forma                                 (7,745,344)               (38,075,062)              (23,930,975)
   Income (loss) per share - as reported:
     Basic                                                      .12                      (2.10)                    (1.66)
     Diluted                                                    .11                      (2.10)                    (1.66)
   Loss per share - pro forma:
     Basic                                                     (.48)                     (2.42)                    (1.87)
     Diluted                                                   (.48)                     (2.42)                    (1.87)

   The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0.0% for all years; expected volatility of 56% to 59% for 1998, 58% to 64% for 1997 and 57% to 67% for 1996; risk-free interest rate of 4.31% to 5.72% for 1998, 5.72% to 6.44% for 1997 and 5.18% to 6.85% for 1996; expected lives from three to six years for all years.

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                          Total Options                                                Exercisable Options
      -----------------------------------------------------------------------------------     -----------------------------------
                                                          Weighted
                                                          average              Weighted                                Weighted
        Range of exercise                                remaining             average                                 average
              prices               Number of          contractual life         exercise           Number of            exercise
                                     shares                                     price               shares              price
      --------------------     ----------------     ------------------     --------------     ----------------     --------------

       $      10.00                 260,375             4.3 years           $    10.00              260,375          $   10.00
              12.00                 339,981             6.3 years                12.00              309,033              12.00
          13.75 to 14.75            120,199             7.5 years                14.54               58,375              14.55
          16.13 to 16.75            227,478             7.1 years                16.26              157,154              16.26
          22.00 to 22.50            331,350             8.0 years                22.23              124,548              22.20
          25.00 to 26.88            214,487             8.2 years                25.52               85,874              25.58
          27.00 to 28.75            135,275             8.7 years                28.27               25,637              28.37
          29.00 to 30.25             59,692             9.5 years                29.94               16,614              29.94
          32.63 to 34.25            108,950             9.4 years                33.78               48,000              33.25
          35.00 to 36.81            450,600             9.0 years                35.76               13,250              35.76
          37.13 to 38.00             77,805             9.0 years                37.54               24,455              37.71
          39.00 to 54.88             30,000             9.8 years                41.91                   --                 --
                               ----------------                                               ----------------
       $  10.00 to 54.88          2,356,192             7.7 years            $   23.15            1,123,315          $   16.82
                               ================                                               ================

   Common Stock Warrants

   As of December 31, 1998, we had outstanding warrants, with expiration terms ranging from April 22, 2000 to February 6, 2001, to purchase 58,223 shares of common stock which are fully exercisable at the following per share prices:

                                                     Per share
                            Shares                     price
                           --------                  ---------
                           3,375                   $    12.00
                          54,848                        14.40
                          --------------------------------------
                          58,223                   $ 12.00-14.40
                          --------------------------------------

   Shareholder Rights Plan

   The board of directors adopted a Shareholder Rights Plan in 1997 and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable after a person or group, whose action has not received prior approval from the board of directors, acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of our common stock. Each right then may be exercised to acquire one one-thousandth of a share of preferred stock, designated as Series A Junior Preferred Stock, at an exercise price of $250, subject to adjustment. We may redeem the rights at $0.01 per right at any time until the 10th day following the public announcement that a 15% position has been acquired. The rights expire on June 26, 2007.

   Employee Stock Purchase Plan

   On June 3, 1998, we adopted an employee stock purchase plan, effective
   July 1, 1998, for all eligible employees. Under the plan, shares of PathoGenesis common stock may be purchased semi-annually at 85% of the fair market value on the first or on the last day of each semi-annual period, whichever is less. The aggregate price for shares purchased by an employee may not exceed $25,000 annually (subject to limitations imposed by the Internal Revenue Code). The plan expires on June 30, 2008 and a total of 200,000 shares are available for purchase under the plan. In January 1999, 13,079 shares of common stock were issued under the plan pursuant to the semi-annual period ended December 31, 1998.

(7)  Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted income
     (loss) per share of common stock:

                                                              1998                       1997                        1996
                                                     ---------------------     ---------------------      ------------------------
Basic income (loss) per share computation:
  Numerator:
     Net income (loss)                                         $ 1,882,901              $(33,037,730)                 $(21,264,230)
  Denominator:
     Weighted-average common shares                             16,265,452                15,704,151                    12,829,386
                                                     ---------------------     ---------------------      ------------------------
     Basic income (loss) per share                             $      0.12              $      (2.10)                 $     (1.66)
                                                     =====================     =====================      ========================
Diluted income (loss) per share computation:
  Numerator:
     Net income (loss)                                         $ 1,882,901              $(33,037,730)                 $(21,264,230)
                                                     ---------------------     ---------------------      ------------------------
  Denominator:
     Weighted-average common shares                             16,265,452                15,704,151                    12,829,386
     Effect of dilutive securities:
       Common stock warrants                                        35,146                         -                             -
       Stock options                                               855,093                         -                             -
                                                     ---------------------     ---------------------      ------------------------
     Dilutive potential common shares                              890,239                         -                             -
                                                     ---------------------     ---------------------      ------------------------
     Denominator for diluted income (loss) per
       Share                                                    17,155,691                15,704,151                    12,829,386
                                                     ---------------------     ---------------------      ------------------------
     Diluted income (loss) per share                           $      0.11              $      (2.10)                 $     (1.66)
                                                     =====================     =====================      ========================

   Options and warrants to purchase 253,705, 2,118,198 and 1,618,163 shares of common stock during 1998, 1997, and 1996, respectively, were not included in the computation of diluted income (loss) per share because the representative share increments would be antidilutive.

(8)   Income Taxes

   Our 1998 reported federal income taxes differ from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income due to the utilization of net operating loss carryforwards previously offset by a valuation allowance. Taxes reported in 1997 and 1996 differ due to expected limitations on utilizing net operating losses.

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets at December 31 are as follows:

                                                                             1998                    1997
                                                                    --------------------      ------------------
      Deferred tax assets:
        Orphan drug credit carryforwards                             $         5,010,532      $        5,010,532
        License agreements                                                     1,571,066                 411,894
        Research and experimentation credit carryforwards                      1,238,499                 970,285
        Net operating loss carryforwards                                      30,482,177              32,293,864
        Other                                                                  1,482,073               1,037,985
                                                                    --------------------      ------------------
               Total gross deferred tax assets                                39,784,347              39,724,560
        Less valuation allowance                                              39,784,347              39,724,560
                                                                    --------------------      ------------------
               Net deferred tax assets                              $                --       $              --
                                                                    ====================      ==================


     The valuation allowance for deferred tax assets increased by $59,787 and $14,035,244 in 1998 and 1997, respectively.



     At December 31, 1998, we had net operating loss carryforwards of approximately $89,653,000, research and experimentation credit carryforwards of approximately $1,238,000 and orphan drug credit carryforwards of approximately $5,011,000, which are available to offset future federal taxable income and income taxes, respectively, if any, and expire beginning in 2007.

(9)  Commitments

     Leases

     We lease various office and research facilities under noncancelable operating leases which expire between 2001 and 2003. With respect to one lease, we are required to maintain collateral on a letter of credit in the amount of a $675,000 certificate of deposit which is recorded as a restricted investment.

     Minimum lease payments under noncancelable operating leases and related sublease income as of December 31, 1998 are as follows:

                                       Lease payments       Sublease income
                                     -----------------    -----------------
             1999                         2,469,000              333,000
             2000                         2,474,000              333,000
             2001                         2,440,000                   --
             2002                         1,819,000                   --
             2003                           312,000                   --
                                      ----------------   -----------------
                                     $    9,514,000      $       666,000
                                     =================   =================

     Rent expense for operating leases was approximately $2,531,000, $2,002,000 and $1,026,000 for 1998, 1997 and 1996, respectively.

     Included in rent expense for 1997 and 1996 are payments to a partnership in which a member of the board of directors and the corporate secretary are partners of approximately $37,500 and $36,200, respectively.

     Employment and Consulting Agreements

     We have employment and consulting agreements with certain key executives, research scientists and advisors. The terms of these agreements range from two to five years, provide for discretionary bonuses, as determined by our board of directors, and provide for annual increases in compensation to be determined at the discretion of the board of directors.

     Approximate minimum compensation payments due pursuant to these employment and consulting agreements are as follows:

                  1999                 $ 465,000
                  2000                   333,000
                  2001                   100,000
                                       ---------
                                       $ 898,000
                                       =========

(10) Collaboration Agreements

     In 1997, we entered into a two-year research agreement with the Cystic Fibrosis Foundation and the University of Washington to sequence the P. aeruginosa genome to assist in the drug discovery process. Under that agreement, we paid $1.0 million over the two-year period. As of December 31, 1998, we had fulfilled our obligation under that agreement.

     In May 1996, we entered into a distribution agreement with Bohdan Automation, Inc., allowing Bohdan to manufacture and sell a proprietary combinatorial chemistry system invented by PathoGenesis and Bohdan scientists. We earned royalties of $86,000, $206,000 and $238,000 from this arrangement during 1998, 1997 and 1996, respectively.

     In 1994, we entered into license agreements with the Cystic Fibrosis Foundation and Children's Hospital and Medical Center in Seattle to obtain worldwide rights to TOBI. In 1998, we paid a total of $1.5 million in milestone payments after TOBI received approval for marketing by the Food and Drug Administration. We are responsible for sales, marketing, manufacturing and regulatory affairs related to the product. Under the license agreement with Children's Hospital and Medical Center, we pay a 2.5% royalty on net product sales. We acquired all the rights of the Cystic Fibrosis Foundation in TOBI in 1998 (see Note 5).

(11) Subsequent Events

     PathoGenesis Corporation, its chief executive officer and its chief financial officer were named as defendants in two purported class action lawsuits. Lipton v. PathoGenesis et al., C99-0419, and Green v. PathoGenesis et al., C99-9439, were filed in the U.S. District Court for the Western District of Washington on March 24, 1999 and March 26, 1999, respectively. The suits were purportedly filed on behalf of all purchasers of PathoGenesis common stock during the periods January 26, 1999 to March 22, 1999 and January 25, 1999 to March 22, 1999, respectively. Plaintiffs in both suits allege claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 under that Act in connection with changes in the company's expected 1999 results and seek compensatory damages in unspecified amounts. Plaintiffs are essentially alleging that the company and its officers made knowingly false statements in January 1999 about anticipated 1999 results. We believe the allegations against PathoGenesis and its officers in these lawsuits are without merit and intend to contest the allegations vigorously.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 30, 1999.

                                 PathoGenesis Corporation

                                 By:  /s/ Wilbur H. Gantz
                                      -------------------
                                    Wilbur H. Gantz
                                    Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Signature                                  Title
-------------------------------------------------  ------------------------------
             /s/  Wilbur H. Gantz                    Chairman, Chief Executive       )
-------------------------------------------------    Officer, President and          )
                  Wilbur H. Gantz                    Director                        )
                                                     (Principal Executive Officer)   )
                                                                                     )
             /s/  Alan R. Meyer                      Executive Vice President,       )
-------------------------------------------------    Chief Financial Officer and     )
                  Alan R. Meyer                      Director (Principal Financial   )
                                                     and Accounting Officer)         )
                                                                                     )
             /s/  John L. Gordon                     Director                        )
-------------------------------------------------                                    )
                  John L. Gordon                                                     )
                                                                                     )
           /s/  Elizabeth Greetham                   Director                        )
-------------------------------------------------                                    )
                Elizabeth Greetham                                                   )  March 30,. 1999
                                                                                     )
          /s/  Michael J. Montgomery                 Director                        )
-------------------------------------------------                                    )
               Michael J. Montgomery                                                 )
                                                                                     )
          /s/  Arthur W. Nienhuis                    Director                        )
-------------------------------------------------                                    )
               Arthur W. Nienhuis                                                    )
                                                                                     )
            /s/ Talat M. Othman                      Director                        )
-------------------------------------------------                                    )
                Talat M. Othman                                                      )
                                                                                     )
            /s/  Eugene L. Step                      Director                        )
-------------------------------------------------                                    )
                 Eugene L. Step                                                      )
                                                                                     )
            /s/  James R. Tobin                      Director                        )
-------------------------------------------------                                    )
                 James R. Tobin                                                      )
                                                                                     )
             /s/  Fred Wilpon                        Director                        )
-------------------------------------------------                                    )
                  Fred Wilpon                                                        )

                                 EXHIBIT INDEX

  No.                                 Description of Exhibit
---------  ------------------------------------------------------------------------------------------------
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

3.1(d)     Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1(d)
           to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998).

3.2        By-Laws, as amended through March 29, 1999.

4.1(a)     Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's
           Registration Statement on Form S-1, Registration No. 33-97070).

4.1(b)     Rights Agreement dated as of June 25, 1997 between the Company and Harris Trust and Savings
           Bank, as Rights Agent, including the form of Right Certificate as Exhibit B (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on July 10, 1997).

4.1(bb)    First Amendment, dated as of March 8, 1998, to Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 4.1(bb) to the Company's Annual
           Report on Form 10-k for 1997)

4.1(c)     Form of Right (included in Exhibit 4.1(b)).

4.2        PathoGenesis Corporation 1992 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-97070).

4.3        1996 Non-Employee Director Plan (incorporated by reference to Exhibit 4.3 to the Company's
           Annual Report on Form 10-K for 1995).

4.4        PathoGenesis Corporation 1997 Stock Option Plan (incorporated by reference to Annex A to the
           Company's proxy statement dated April 29, 1997).

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

10.26      1992 Stock Option Plan (included in Exhibit 4.2).

10.27      1996 Non-Employee Director Plan (included in Exhibit 4.3).

10.28      1997 Stock Option Plan (included in Exhibit 4.4).

10.29      Processing Services Agreement dated as of May 5, 1998, between PathoGenesis Corporation and Automatic Liquid Packaging,
           Inc. (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998).*

10.30      Agreement dated as of May 29, 1998, between PathoGenesis Corporation and the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1998).

10.31      License Agreement between Bristol-Myers Squibb Company and PathoGenesis Corporation dated September 30, 1998
           (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended
           September 30, 1998).*

10.32      Form of Change in Control Employment Agreement for certain key employees.

 No                             Description of Exhibit
-----                           ----------------------
10.33      Facility Agreement dated as of February 22, 1999 between PathoGenesis Corporation and Harris Trust and Savings Bank.

23.1       Consent of KPMG LLP.

27.1       Financial Data Schedule.

99.1       Important Information on Forward-Looking Statements.

99.2       Press Release of PathoGenesis Corporation dated March 22, 1999.

* Contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets denote such omissions.