Form 10-Q
period 1999-03-31
PATHOGENESIS CORP
filed 1999-05-17
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-27150

                              __________________

                           PathoGenesis Corporation
            (Exact name of Registrant as specified in its charter)

                  Delaware                          91-1542150
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)        Identification Number)

              201 Elliott Avenue West, Seattle, Washington 98119
         (Address of Principal Executive Offices)          (Zip Code)

      Registrant's telephone number, including area code:  (206) 467-8100

                               __________________

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                               -------    -------

     On May 14, 1999, the registrant had an aggregate of 16,393,094 shares of Common Stock issued and outstanding.

                                    PART I

                             FINANCIAL INFORMATION

                           PATHOGENESIS CORPORATION
                     Condensed Consolidated Balance Sheets

Item 1.   Financial statements

                                                                               March 31, 1999         December 31, 1998
                                                                               --------------         -----------------
                                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents..............................................   $    1,913,903          $      8,139,153
     Investment securities..................................................       49,230,967                46,868,390
     Accounts receivable, net...............................................        4,926,478                10,961,242
     Interest receivable....................................................          516,011                   427,618
     Inventories............................................................       12,418,093                 9,907,916
     Other..................................................................        1,889,519                 3,480,022
                                                                               --------------         -----------------
          Total current assets..............................................       70,894,971                79,784,341
                                                                               --------------         -----------------
Restricted investment.......................................................          675,000                   675,000

Property and equipment, at cost:
     Land...................................................................        3,194,923                 3,194,923
     Building and improvements..............................................        1,515,543                 1,515,543
     Leasehold improvements.................................................        9,654,738                 9,367,898
     Furniture and equipment................................................       13,997,257                13,263,162
                                                                               --------------         -----------------
                                                                                   28,362,461                27,341,526
     Less accumulated depreciation and amortization.........................       10,529,687                 9,704,385
                                                                               --------------         -----------------
          Net property and equipment........................................       17,832,774                17,637,141
                                                                               --------------         -----------------
License rights, net.........................................................       14,319,427                14,562,129

Other assets................................................................          945,865                   107,136
                                                                               --------------         -----------------
     Total assets...........................................................   $  104,668,037         $     112,765,747
                                                                               ==============         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................   $      846,539         $       1,180,909
     Compensation and benefits..............................................        1,232,546                 2,580,790
     Clinical development costs.............................................          526,829                   199,869
     Accrued royalties......................................................          260,974                   827,739
     License payable........................................................               --                 2,000,000
     Other accrued expenses.................................................        2,315,782                 2,691,572
     Current portion of long-term liability.................................        5,259,939                 5,149,847
                                                                               --------------         -----------------
          Total current liabilities.........................................       10,442,609                14,630,726
                                                                               --------------         -----------------
Long-term liability, net of current portion................................         4,825,632                 4,724,630

Stockholders' equity:
     Preferred stock, $0.01 par value.  Authorized
       1,000,000 shares; none issued and outstanding.......................                --                        --
     Common stock, $0.001 par value.
       Authorized 60,000,000 shares; 16,390,835 shares and
       16,328,580 shares issued and outstanding at March 31, 1999
       and December 31, 1998, respectively.................................            16,391                    16,329
     Additional paid-in capital............................................       193,932,525               193,188,363
     Deferred compensation.................................................          (871,916)                 (987,156)
     Accumulated other comprehensive income --
       unrealized gain on investment securities............................               721                   133,117
     Accumulated deficit...................................................      (103,677,925)              (98,940,262)
                                                                               --------------         -----------------
     Total stockholders' equity............................................        89,399,796                93,410,391
                                                                               --------------         -----------------
     Total liabilities and stockholders' equity............................    $  104,668,037         $     112,765,747
                                                                               ==============         =================

                            See accompanying notes.

                           PATHOGENESIS CORPORATION

          Condensed Consolidated Statements of Operations (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                         -------------------------------------
                                                              1999                   1998
                                                         --------------         --------------
Revenues:
     Sales...................................            $   10,056,135         $   14,527,031
     Grants and royalties....................                   204,263                137,866
                                                         --------------         --------------
          Total revenues.....................                10,260,398             14,664,897
Operating expenses:
     Cost of sales...........................                 2,202,061              2,669,816
     Research and development................                 6,840,469              6,575,404
     Selling, general and administrative.....                 6,537,571              5,533,230
                                                         --------------         --------------
          Total operating expenses...........                15,580,101             14,778,450
                                                         --------------         --------------
          Operating loss                                     (5,319,703)              (113,553)
                                                         --------------         --------------
Other income (expense):
     Investment income, net..................                   827,200              1,131,643
     Interest expense........................                  (218,380)                    --
     Other expense...........................                   (26,780)               (33,500)
                                                         --------------         --------------
          Net other income...................                   582,040              1,098,143
                                                         --------------         --------------
          Net income (loss)..................            $   (4,737,663)        $      984,590
                                                         ==============         ==============
Income (loss) per common share:
     Basic...................................            $        (0.29)        $         0.06
                                                         ==============         ==============
     Diluted.................................            $        (0.29)        $         0.06
                                                         ==============         ==============
Weighted average common shares outstanding:
     Basic...................................                16,378,828             16,243,147
     Diluted.................................                16,378,828             17,146,495



                            See accompanying notes.

                           PATHOGENESIS CORPORATION
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                     ----------------------------------------
                                                                                          1999                      1998
                                                                                     --------------            --------------

Cash flows from operating activities:
     Net income (loss)........................................................       $   (4,737,663)           $      984,590

     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization.......................................              825,302                   621,281
          Amortization of license rights......................................              242,702                        --
          Amortization of discount on long-term liability.....................              211,094                        --
          Compensation expense from stock options.............................              115,240                    99,626
          Change in certain assets and liabilities:
               Accounts receivable............................................            6,034,764               (10,001,529)
               Interest receivable............................................              (88,393)                    3,564
               Inventories....................................................           (2,510,177)               (1,134,938)
               Other current assets...........................................            1,590,503                   770,735
               Other assets...................................................             (838,729)                    8,775
               Accounts payable...............................................             (334,370)                 (243,685)
               Compensation and benefits......................................           (1,348,244)                 (568,174)
               Clinical development costs.....................................              326,960                (1,957,766)
               Accrued royalties..............................................             (566,765)                  726,352
               License payable................................................           (2,000,000)                       --
               Other accrued expenses.........................................             (375,790)                  620,166
                                                                                     --------------            --------------
                    Net cash used in operating activities.....................           (3,453,566)              (10,071,003)
                                                                                     --------------            --------------

Cash flows from investing activities:
     Purchases of investment securities.......................................          (13,437,697)              (24,455,090)
     Sales of investment securities...........................................           10,942,724                32,063,978
     Purchase of property and equipment.......................................           (1,020,935)               (1,336,458)
                                                                                     --------------            --------------
                    Net cash provided by (used in) investing activities.......           (3,515,908)                6,272,430
                                                                                     --------------            --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock in connection
       with an employee stock purchase plan...................................              325,876                        --
     Stock option and warrant exercises.......................................              418,348                    94,247
                                                                                     --------------            --------------
                    Total cash provided by financing activities...............              744,224                    94,247
                                                                                     --------------            --------------

                    Net decrease in cash and cash equivalents.................           (6,225,250)               (3,704,326)

Cash and cash equivalents at beginning of period..............................            8,139,153                 5,171,591
                                                                                     --------------            --------------
Cash and cash equivalents at end of period....................................       $    1,913,903            $    1,467,265
                                                                                     ==============            ==============

                            See accompanying notes.

                           PATHOGENESIS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 1999 AND 1998


(1)  BASIS OF PRESENTATION

          We have prepared the accompanying condensed consolidated financial statements of PathoGenesis Corporation and subsidiaries and these notes in accordance with Securities and Exchange Commission rules and regulations for interim financial statements. As permitted by those rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read the accompanying condensed consolidated financial statements and these notes in conjunction with our audited consolidated financial statements for 1998 included in our annual report on Form 10-K.

          The information furnished reflects, in the opinion of our management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)  INVENTORIES

          Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                           March 31, 1999     December 31, 1998
                                           --------------     -----------------

Finished goods                               $  5,280,231       $  4,174,206
Work in progress                                1,498,495          2,747,380
Raw materials and supplies                      5,639,367          2,986,330
                                           --------------     -----------------

                                             $ 12,418,093       $  9,907,916
                                           ==============     =================

(3)  COMPUTATION OF PER SHARE INCOME (LOSS)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
Basic income (loss) per share computation:
     Numerator:
          Net income (loss)                         $ (4,737,663)   $    984,590
                                                    ------------    ------------
     Denominator:
          Weighted average common shares              16,378,828      16,243,147
                                                    ------------    ------------
          Basic income (loss) per share             $      (0.29)   $       0.06
                                                    ============    ============

Diluted income (loss) per share computation:
     Numerator:
          Net income (loss)                         $ (4,737,663)   $    984,590
                                                    ------------    ------------
     Denominator:
          Weighted average common shares              16,378,828      16,243,147
          Effect of dilutive securities:
               Common stock warrants                          --          35,318
               Stock options                                  --         868,030
                                                    ------------    ------------
          Dilutive potential common shares                    --         903,348
                                                    ------------    ------------
          Denominator for diluted income
            (loss) per share                          16,378,828      17,146,495
                                                    ------------    ------------
          Diluted income (loss) per share           $      (0.29)   $       0.06
                                                    =============   ============

     We have not included options and warrants to purchase 2,960,357 and 102,905 shares of common stock that were outstanding during the first quarter of 1999 and 1998, respectively, in the computation of diluted income (loss) per share because the representative share increments would be antidilutive.

(4)  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) amounted to $(4,870,059) for the first quarter of 1999 and $1,037,208 for the first quarter of 1998. Our other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale securities.


(5)  BUSINESS SEGMENTS

     In 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment, the development of drugs to treat chronic infectious diseases.


(6)  FACILITY AGREEMENT

     On February 22, 1999, we entered into a facility agreement with Harris Trust and Savings Bank. The agreement provides us with a $10.0 million revolving line of credit in the form of short-term demand loans. The loans may bear interest at floating rates based on LIBOR (London Interbank Offered Rate), the bank's prime commercial rate or a combination of both, and may be converted from one basis to another from time to time in accordance with the terms of the agreement. The credit facility, subject to annual review, will be available to us on an uncommitted basis. We have not drawn funds under this facility agreement to date.


(7)  CONTINGENCY

     PathoGenesis Corporation, its chief executive officer and its chief financial officer are named as defendants in eight purported class action lawsuits pending in the United States District Court for the Western District of Washington. These suits purport to allege claims on behalf of all purchasers of PathoGenesis common stock and purchasers and/or sellers of related derivative securities during the period January 25-26, 1999 to March 22, 1999. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 under that Act, in connection with certain announcements by the company regarding its expected 1999 results and seek unspecified damages. The company intends to defend the lawsuits vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. You may identify these forward-looking statements by the use of such words as "believe," "anticipate," "expect," "plan" and "intend," among others. Since these statements are based on factors that involve risks and uncertainties, they do not necessarily indicate what our actual future results will be, and results may vary from quarter to quarter. Important factors that could cause or contribute to material differences between our actual results and the results expressed or implied by the forward-looking statements include, but are not limited to, those discussed in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for 1998, and in
Exhibit 99.1 to the Form 10-K. These factors include, but are not limited to, uncertainties related to the fact that PathoGenesis began commercial operations only recently, its dependence on TOBI(R) (tobramycin solution for inhalation), the degree of penetration of its markets, the frequency of TOBI's use by patients, third party reimbursement and product pricing, seasonal impacts on hospitalizations or exacerbations experienced by cystic fibrosis patients, variability in wholesaler ordering patterns, government regulation, drug development and clinical trials, competition and alternative therapies, and the potential impact of litigation. We cannot assure you that TOBI -- which is currently our only product -- will penetrate markets as planned, that our development of TOBI for other uses will succeed or occur within anticipated time frames, or that we will develop any of our other drug candidates successfully.

Overview

     We continued our efforts to expand the market for TOBI in the first quarter of 1999. In February 1999, we received regulatory approval to market TOBI in Canada, and we began marketing TOBI in that country in the second quarter of 1999. Also in February 1999, we received marketing clearance for TOBI from regulatory authorities in Argentina. We filed for regulatory approval in the U.K. in the third quarter of 1998 and the application is under active review. If we receive U.K. approval, we intend to seek regulatory approvals in other European Union countries under the mutual recognition process. In addition, our application for regulatory approval of TOBI in Australia has been granted a priority review.

     On March 22, 1999, we announced that first quarter 1999 sales would be lower than originally expected due to fluctuations in ordering patterns for TOBI. Other factors also may have affected sales. We continue to believe that TOBI's sales potential in the U.S. cystic fibrosis market remains highly promising based on our clinical trial data. In order to further penetrate this market, we added seven sales people to our 24-person sales force in the first quarter. We plan to have this sales force focus on convincing doctors to prescribe TOBI for more patients and on increasing the number of prescriptions written for chronic TOBI use -- 28 days on drug, 28 days off drug as specified in the TOBI label. We also intend to present 24-month data about TOBI's efficacy and safety in June and October at upcoming scientific meetings.

     To support our second quarter 1999 launch of TOBI in Canada, we have established an initial sales team of four people. In the second quarter of 1999, we began to market TOBI in Argentina through a distributor. In addition, we have hired four salespeople in the U.K. in anticipation of receiving regulatory approval in that country.

     In April 1999, we began enrolling 120 cystic fibrosis patients in a 28-day open-label, randomized clinical trial at 14 cystic fibrosis centers in the U.K. and Ireland. This is expected to be the largest study of nebulized antibiotics conducted in Europe to date. While this study is not required for regulatory approval, we believe it will give clinicians in Europe hands-on experience with TOBI. Compassionate use programs for TOBI began in the U.K., Ireland and Germany in the latter half of 1998.

     In December 1998, we reported positive results from the Phase II clinical trial of TOBI for bronchiectasis. In April 1999, we announced new clinical findings at the American Lung Association/American Thoracic Society International Conference. Important findings included a more than 99.999 percent reduction on average in density of Pseudomonas aeruginosa bacteria in the sputum (phlegm) at 14 and 28 days, as well as eradication of Pseudomonas aeruginosa in the sputum in 32% of patients as of two weeks after stopping TOBI therapy. TOBI's ability to reduce or eliminate pseudomonal bacteria in the sputum was correlated with improvement in the patients' general health. Because of the strength of these results, we intend to pursue a Phase III clinical trial of TOBI in bronchiectasis.

     The Phase II results from the clinical trial of rifalazil showed that the drug was well tolerated. However, there was an insufficient number of patients in each arm of the trial to provide conclusive indication of efficacy. We have decided not to pursue additional clinical trials of rifalazil for the treatment of tuberculosis at this time.

     We are developing two other inhaled drug candidates for lung infections:

     .  PA-1420 (polymyxin E1)
     .  PA-1806

     We have a patent for PA-1420, the second entry in our planned portfolio of aerosolized antibiotics to treat chronic lung infections. In the first quarter of 1999, we received a two-year grant totaling $1.5 million from the Cystic Fibrosis Foundation to help support the development of PA-1420. We plan to begin a Phase I clinical trial of this drug candidate later this year. In September 1998, we acquired an exclusive worldwide license to develop and market PA-1806, an antibiotic. We plan to formulate PA-1806 for non-systemic aerosolized delivery for the treatment or prophylaxis of respiratory tract infectious diseases, consistent with our goal of developing a portfolio of aerosolized antibiotics.


Results of Operations

     Revenues. Revenues in the first quarter of 1999 totaled $10.3 million, including $10.1 million from TOBI sales. Research grants and royalties generated the balance of $204,000. Revenues for the corresponding period in 1998 were $14.7 million, including $14.5 million from TOBI sales in the quarter of the drug's launch. Research grants and royalties generated the balance of $138,000 in the first quarter of 1998. Since the first quarter of 1998 represented the first period of sales of TOBI, its sales may not be readily comparable due to the impact of initial purchases of stock to fill the components of the distribution chain. As part of our plan to increase TOBI sales and further penetrate the U.S. cystic fibrosis market, we intend to have our sales force work to convince physicians to prescribe TOBI for more patients and to increase the number of prescriptions they write for chronic use (28 days on drug, 28 days off drug). We have also introduced TOBI in Canada and Argentina, and intend to introduce the drug in other international markets, such as Australia and the U.K. However, there can be no assurance that our efforts will be successful.

     Operating Expenses. We incurred total operating expenses of $15.6 million in the first quarter of 1999, an increase of $802,000 from $14.8 million in the first quarter of 1998. The increased selling, general and administrative expenses associated with the planned expansion of our sales force in the U.S, Canada and the U.K. accounted for the majority of the increase. In addition, research and development expenses rose as we continued to develop new drug candidates and pursue regulatory approval of TOBI in Canada, Europe and other markets. We expect operating expenses to continue to rise in 1999 as marketing of TOBI expands further and research and development efforts progress.

     Cost of sales was $2.2 million in the first quarter of 1999, a decrease of $468,000 from $2.7 million in the first quarter of 1998. This decline was a direct result of lower TOBI sales in the first quarter of 1999, with cost of sales as a percentage of sales rising as sales volumes decreased. Our research and development expenses for the first quarter of 1999 increased by $265,000 to $6.8 million from $6.6 million for the corresponding period in 1998.

Selling, general and administrative expenses increased to $6.5 million in the first quarter of 1999 from $5.5 million for the corresponding period in 1998. The increase in those expenses primarily reflects the costs associated with the planned expansion of our sales force in the U.S., Canada and the U.K.

     Net Income (Loss). We had an operating loss of $5.3 million in the first quarter of 1999, an increase of $5.2 million from the operating loss of $114,000 for the corresponding period in 1998. This increase in operating loss was due primarily to a decline in TOBI sales revenues in the first quarter of 1999. Including net other income (primarily income from investment securities), our net loss for the first quarter of 1999 was $4.7 million, compared to net income of $985,000 for the first quarter of 1998. In the first quarter of 1999, net investment income decreased by $304,000 to $827,000 from $1.1 million for the corresponding period in 1998. The decrease was primarily due to lower average invested cash balances. Interest expense in the first quarter of 1999 totaled $218,000, which represents the amortization of the discount on the remaining installments of the obligation to the Cystic Fibrosis Foundation. We had no interest expense in the corresponding period in 1998.


Liquidity and Capital Resources

     Our combined cash, cash equivalents and investment securities totaled $51.1 million at March 31, 1999, a decrease of $3.9 million from the balance of $55.0 million at December 31, 1998. We expect that these funds, in combination with expected revenues from sales of TOBI, should be sufficient to meet our operating expenses and capital requirements for the foreseeable future. In addition, on February 22, 1999, we secured a $10.0 million revolving line of credit from Harris Trust and Savings Bank. The primary uses of cash and investments during the three months ended March 31, 1999 were to finance our operations. Net cash used in operating activities totaled $3.5 million for the three months ended March 31, 1999, compared to $10.1 million in the three months ended March 31, 1998. The decrease in net cash used resulted principally from changes in working capital components. Accounts receivable decreased by $6.0 million in the three months ended March 31, 1999, as compared to an increase of $10.0 million in the first quarter of 1998. At March 31, 1999, our working capital was $60.5 million and current ratio was 6.79 to 1.

     We plan to continue our policy of investing excess funds in government securities and investment grade, interest-bearing securities, primarily those with an expected maturity of one-and-one-half years or less.

     Certain purported class action lawsuits have been filed against PathoGenesis and certain of its officers, alleging claims on behalf of all purchasers of PathoGenesis common stock and purchasers and/or sellers of related derivative securities during the period January 25-26, 1999 to March 22, 1999 (see "Item 1. Legal Proceedings" in Part II of this report on Form 10-Q for further information). The company intends to vigorously defend the actions. Although we cannot ascertain the ultimate outcome of these actions at this time and we cannot predict with certainty the results of legal proceedings, we currently believe that the resolution of those actions will not have a material adverse effect on the company's financial position or results of operations.

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

     We are in contact with key third parties, such as suppliers, customers and financial institutions, to assure no interruption of our business relationships will occur due to year 2000 compliance issues. However, if the needed conversions or modifications to computer or other systems are not made, or are not completed in a timely way by these third parties, the year 2000 issue could have a material impact on our operations.

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


Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to debt securities included in our investment portfolio. We do not have any derivative financial instruments. We invest in government securities and high-quality corporate obligations. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At March 31, 1999, we owned $4.8 million in government debt instruments and $44.4 million in corporate debt securities. Our exposure to losses as a result of interest rate changes is managed through investing in securities predominantly with maturities of one-and-one-half years or less.

                                    PART II

                               OTHER INFORMATION

Item 1    Legal Proceedings

     PathoGenesis Corporation, its chief executive officer and its chief financial officer are named as defendants in eight purported class action lawsuits pending in the United States District Court for the Western District of
Washington: Lipton v. PathoGenesis et al., C99-0419, filed on March 24, 1999; Green v. PathoGenesis et al., C99-0439, filed on March 26, 1999; Gellert v. PathoGenesis et al., C99-0452, filed on March 29, 1999; May v. PathoGenesis et al., C99-0453, filed on March 29, 1999; Shapiro v. PathoGenesis et al., C99-0455, filed on March 29, 1999; Bassin v. PathoGenesis et al., C99-0469, filed on March 30, 1999; Barker v. PathoGenesis et al., C99-0503, filed on April 6, 1999; and Kralovk v. PathoGenesis et al., C99-0506, filed on April 6, 1999. These suits purport to allege claims on behalf of all purchasers of PathoGenesis common stock and purchasers and/or sellers of related derivative securities during the period January 25-26, 1999 to March 22, 1999. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 under that Act, in connection with certain announcements by the company regarding its expected 1999 results and seek unspecified damages. The company intends to defend the lawsuits vigorously.

Item 2    Changes in Securities

     On January 5, 1999, PathoGenesis issued 22,208 shares of its common stock upon cashless exercise of outstanding warrants at an exercise price of $14.40 per share. Such shares were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of said Act.

Item 3    Defaults Upon Senior Securities

          NONE

Item 4    Submission of Matters to a Vote of Security-Holders

          NONE

Item 5    Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

               Exhibit Number       Description of Exhibit
               --------------       ----------------------

               4.5                  PathoGenesis Corporation 1999 Employee Stock
                                    Option Plan.

               10.34 PathoGenesis Corporation 1999 Employee Stock Option Plan (included in Exhibit 4.5).

               27.1                 Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

     PathoGenesis filed a report on Form 8-K on March 23, 1999 announcing anticipated first quarter 1999 results.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.

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