Form 10-Q
period 1999-06-30
PATHOGENESIS CORP
filed 1999-08-16
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1999

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


                              __________________

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No _______
                                               -------

  On August 13, 1999, the registrant had an aggregate of 16,404,167 shares of Common Stock issued and outstanding.

                                           PART I

                                    FINANCIAL INFORMATION

Item 1.   Financial Statements      Pathogenesis Corporation
                              Condensed Consolidated Balance Sheets

                                                                             June 30, 1999   December 31, 1998
                                                                             --------------  ------------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................................  $   4,480,597        $  8,139,153
  Investment securities....................................................     37,033,085          46,868,390
  Accounts receivable, net.................................................      4,450,155          10,961,242
  Interest receivable......................................................        339,356             427,618
  Inventories..............................................................     15,652,052           9,907,916
  Other....................................................................      1,911,180           3,480,022
                                                                             -------------        ------------
       Total current assets................................................     63,866,425          79,784,341
                                                                             -------------        ------------
Restricted investment......................................................        675,000             675,000
Property and equipment, at cost:
  Land.....................................................................      3,194,923           3,194,923
  Building and improvements................................................      1,515,543           1,515,543
  Leasehold improvements...................................................      9,600,129           9,367,898
  Furniture and equipment..................................................     15,010,620          13,263,162
                                                                             -------------        ------------
                                                                                29,321,215          27,341,526
  Less accumulated depreciation and amortization...........................     11,229,185           9,704,385
                                                                             -------------        ------------
       Net property and equipment..........................................     18,092,030          17,637,141
                                                                             -------------        ------------
License rights, net........................................................     14,076,725          14,562,129
Other assets...............................................................        967,433             107,136
                                                                             -------------        ------------
  Total assets.............................................................  $  97,677,613        $112,765,747
                                                                             =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................  $     394,538        $  1,180,909
  Compensation and benefits................................................      1,771,182           2,580,790
  Clinical development costs...............................................        437,061             199,869
  Accrued royalties........................................................        611,436             827,739
  License payable..........................................................             --           2,000,000
  Other accrued expenses...................................................      2,659,891           2,691,572
  Current portion of long-term liability...................................      4,929,664           5,149,847
                                                                             -------------        ------------
       Total current liabilities...........................................     10,803,772          14,630,726
                                                                             -------------        ------------
Long-term liability, net of current portion................................             --           4,724,630
Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized
   1,000,000 shares; none issued and outstanding...........................             --                  --
  Common stock, $0.001 par value.
   Authorized 60,000,000 shares; 16,394,969 shares and 16,328,580 shares issued and outstanding at June 30, 1999 and December 31, 1998,
    respectively...........................................................         16,395              16,329
  Additional paid-in capital...............................................    193,982,214         193,188,363
  Deferred compensation....................................................       (756,677)           (987,156)
  Accumulated other comprehensive income (loss) --
   unrealized gain (loss) on investment securities.........................       (190,566)            133,117
  Accumulated deficit......................................................   (106,177,525)        (98,940,262)
                                                                             -------------        ------------
  Total stockholders' equity...............................................     86,873,841          93,410,391
                                                                             -------------        ------------
  Total liabilities and stockholders' equity...............................  $  97,677,613        $112,765,747
                                                                             =============        ============

                            See accompanying notes.

                           Pathogenesis Corporation
          Condensed Consolidated Statements of Operations (Unaudited)


                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                  -------------------------------------------------------------------------------
                                                         1999               1998                1999                1998
                                                         ----               ----                ----                ----
Revenues:
     Sales.......................................    $    14,065,449    $    13,561,579     $    24,121,584     $    28,088,610
     Grants and royalties........................            235,600             88,049             439,863             225,915
                                                     ---------------    ---------------     ---------------     ---------------
              Total revenues.....................         14,301,049         13,649,628          24,561,447          28,314,525
Operating expenses:
     Cost of sales...............................          2,546,929          2,112,600           4,748,990           4,782,416
     Research and development....................          7,478,589          6,932,011          14,319,058          13,692,415
     Selling, general and administrative.........          7,202,059          4,604,304          13,739,630           9,952,534
                                                     ---------------    ---------------     ---------------     ---------------
              Total operating expenses...........         17,227,577         13,648,915          32,807,678          28,427,365
                                                     ---------------    ---------------     ---------------     ---------------
              Operating income (loss)                     (2,926,528)               713          (8,246,231)           (112,840)
                                                     ---------------    ---------------     ---------------     ---------------
Other income (expense):
     Investment income, net......................            696,021          1,030,621           1,523,221           2,162,264
     Interest expense............................           (183,289)           (48,890)           (401,669)            (48,890)
     Other expense...............................            (85,804)              (647)           (112,584)            (34,147)
                                                     ---------------    ---------------     ---------------     ---------------
              Net other income...................            426,928            981,084           1,008,968           2,079,227
                                                     ---------------    ---------------     ---------------     ---------------
              Net income (loss)..................    $    (2,499,600)   $       981,797     $    (7,237,263)    $     1,966,387
                                                     ===============    ===============     ===============     ===============
Income (loss) per common share:
     Basic.......................................    $         (0.15)   $          0.06     $         (0.44)    $          0.12
                                                     ================   ===============     ================    ===============
     Diluted.....................................    $         (0.15)   $          0.06     $         (0.44)    $          0.11
                                                     ================   ===============     ================    ===============
Weighted average common shares outstanding:
     Basic.......................................         16,394,038         16,252,516          16,386,475          16,247,857
     Diluted.....................................         16,394,038         17,096,216          16,386,475          17,117,247

                            See accompanying notes.

                           Pathogenesis Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                     ------------------------------------
                                                                                          1999                  1998
                                                                                     --------------        --------------

Cash flows from operating activities:
    Net income (loss)................................................             $      (7,237,263)       $        1,966,387

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization................................                     1,682,856                 1,302,764
        Amortization of license rights...............................                       485,404                        --
        Amortization of discount on long-term liability..............                       388,520                    48,890
        Compensation expense from stock options......................                       230,479                   199,253
        Loss on sale of property and equipment                                               33,489                        --
        Change in certain assets and liabilities:
           Accounts receivable.......................................                     6,511,087                (5,230,918)
           Interest receivable.......................................                        88,262                   102,678
           Inventories...............................................                    (5,744,136)               (4,059,125)
           Other current assets......................................                     1,568,842                   700,374
           Other assets..............................................                      (860,297)                   15,897
           Accounts payable..........................................                      (786,371)                 (648,123)
           Compensation and benefits.................................                      (809,608)                 (160,903)
           Clinical development costs................................                       237,192                (1,739,794)
           Accrued royalties.........................................                      (216,303)                1,234,910
           License payable...........................................                    (2,000,000)                       --
           Other accrued expenses....................................                       (31,681)                1,872,404
                                                                                  -----------------        ------------------
              Net cash used in operating activities..................                    (6,459,528)               (4,395,306)
                                                                                  -----------------        ------------------
Cash flows from investing activities:
    Purchases of investment securities...............................                   (16,163,747)              (34,355,734)
    Sales of investment securities...................................                    25,675,369                42,215,624
    Purchases of property and equipment..............................                    (2,171,234)               (2,462,939)
    Purchase of license rights.......................................                            --                (5,333,334)
                                                                                  -----------------        ------------------
              Net cash provided by investing activities..............                     7,340,388                    63,617
                                                                                  -----------------        ------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock in connection
        with employee stock purchase plan............................                       353,069                        --
    Stock option and warrant exercises...............................                       440,848                   277,828
    Payment of long-term liability...................................                    (5,333,333)                       --
                                                                                  ------------------       ------------------
              Net cash provided by (used in) financing activities....                    (4,539,416)                  277,828
                                                                                  ------------------       ------------------

              Net decrease in cash and cash equivalents..............                    (3,658,556)               (4,053,861)

Cash and cash equivalents at beginning of period.....................                     8,139,153                 5,171,591
                                                                                  -----------------        ------------------
Cash and cash equivalents at end of period...........................             $       4,480,597        $        1,117,730
                                                                                  =================        ==================

Supplemental schedule of noncash investing and financing activities -
    Seller-financed acquisition of license rights....................                            --                 9,778,094

                            See accompanying notes.

                           Pathogenesis Corporation
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

          The information furnished reflects, in the opinion of our management, all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)  INVENTORIES

          Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                        June 30, 1999      December 31, 1998
                                        -------------      -----------------

         Finished goods                 $   5,466,656         $  4,174,206
         Work in progress                     393,718            2,747,380
         Raw materials and supplies         9,791,678            2,986,330
                                        -------------         ------------

                                        $  15,652,052         $  9,907,916
                                        =============         ============


(3)  COMPUTATION OF PER SHARE INCOME (LOSS)

                                                  Three Months Ended June 30,                Six Months Ended June 30,
                                                  ---------------------------                -------------------------
                                                  1999                 1998                 1999                 1998
                                                  ----                 ----                 ----                 ----
Basic income (loss) per share computation:
   Numerator:
     Net income (loss)                          $   (2,499,600)      $      981,797       $   (7,237,263)      $    1,966,387
                                                --------------       --------------       --------------       --------------
   Denominator:
     Weighted average common shares                 16,394,038           16,252,516           16,386,475           16,247,857
                                                --------------       --------------       --------------       --------------

     Basic income (loss) per share              $        (0.15)      $         0.06       $        (0.44)      $         0.12
                                                ==============       ==============       ==============       ==============

Diluted income (loss) per share computation:
   Numerator:
     Net income (loss)                          $   (2,499,600)      $      981,797       $   (7,237,263)      $    1,966,387
                                                --------------       --------------       --------------       --------------
   Denominator:
     Weighted average common shares                 16,394,038           16,252,516           16,386,475           16,247,857
     Effect of dilutive securities:
       Common stock warrants                                --               33,952                   --               34,648
       Stock options                                        --              809,748                   --              834,742
                                                --------------       --------------       --------------       --------------
     Dilutive potential common shares                       --              843,700                   --              869,390
                                                --------------       --------------       --------------       --------------
     Denominator for diluted income
       (loss) per share                             16,394,038           17,096,216           16,386,475           17,117,247
                                                --------------       --------------       --------------       --------------
     Diluted income (loss) per share            $         0.15)      $         0.06       $        (0.44)      $         0.11
                                                ==============       ==============       ==============       ==============

          We have not included options and warrants to purchase 3,466,900 and 604,055 shares of common stock that were outstanding during the second quarter of 1999 and 1998, respectively, in the computation of diluted income (loss) per share because the representative share increments would be antidilutive. For the same reason, we have not included options and warrants to purchase 3,527,957 and 569,455 shares of common stock that were outstanding during the six-month period ended June 30, 1999 and 1998, respectively, in the computation of diluted income
(loss) per share.


(4)  COMPREHENSIVE INCOME (LOSS)

          Total comprehensive income (loss) amounted to $(2,690,887) for the second quarter of 1999 and $1,017,866 for the second quarter of 1998. Total comprehensive income (loss) for the six-month periods ended June 30, 1999 and 1998 amounted to $(7,560,946) and $2,055,034, respectively. Our other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale securities.


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


(7)  CONTINGENCY

          PathoGenesis Corporation, its chief executive officer and its chief financial officer are named as defendants in eight purported class action lawsuits pending in the United States District Court for the Western District of Washington. These suits purport to allege claims on behalf of all purchasers of PathoGenesis common stock and purchasers and/or sellers of related derivative securities during the period January 25-26, 1999 to March 22, 1999. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 under that Act, in connection with certain announcements by the company regarding its expected 1999 results, and seek unspecified damages. We intend to defend the lawsuits vigorously.

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

Overview

          In the second quarter of 1999, we continued to make strides in marketing TOBI to cystic fibrosis patients in the United States. In order to further penetrate this market, we increased our sales force by 30% this year, which allows us to call on more pulmonologists. We also expanded our advisory board of respected cystic fibrosis physicians, who are advising us on communicating the extensive data and information now available on TOBI. In addition, they are conducting seminars and conference calls with other clinicians.

          We also continued our efforts to expand the international market for TOBI this quarter. We launched TOBI sales in Canada and Argentina in the second quarter of 1999. The drug continues to progress through regulatory reviews in the United Kingdom, the lead country for the drug's approval in the European Union. The Medicines Control Agency has completed its review of the manufacturing facilities and is now reviewing the clinical data on TOBI's safety and efficacy. We currently expect the review to be completed in the fourth quarter of 1999. If approved in the fourth quarter, we would anticipate the U.K. launch of TOBI in the first quarter of 2000.

          In June 1999, we presented encouraging two-year data on TOBI at a satellite meeting of the 23rd European Cystic Fibrosis Conference. The data show that patients treated with TOBI for up to two years had on average a 4.8% relative improvement in lung function above the baseline. This compares to an annual relative lung function decline of 2% to 7% in comparable cystic fibrosis patients receiving standard therapies, or about 4% to 14% over two years. While TOBI therapy resulted in treatment benefits for all age groups, patients who were 13 to 17 years old demonstrated a larger treatment effect of 14.3% in relative lung function improvement above the baseline after two years. Additional data from the two-year study of TOBI will be presented at the North American Cystic Fibrosis Conference in October 1999.

          In April 1999, strong clinical trial results in bronchiectasis patients were announced at the American Lung Association/American Thoracic Society International Conference. Based on these promising results, we are actively moving forward on developing a Phase III protocol for testing TOBI in bronchiectasis patients. In addition, the investigators plan to submit an article to a respected peer-reviewed scientific journal. Using that article, we intend to request approval from the FDA to inform physicians about TOBI for bronchiectasis under the provisions of the FDA Modernization Act.

          We continue to make progress on the development of PA-1420 (polymyxin
E1) and PA-1806. We plan to request approval from the FDA later this year for a Phase I clinical trial of PA-1420. We currently are in preclinical studies for PA-1806 for aerosolized delivery for the treatment or prophylaxis of respiratory tract infectious diseases. These two drug candidates have mechanisms of action different from each other and from TOBI, consistent with our goal of developing a portfolio of aerosolized antibiotics.

Results of Operations

     Three Months Ended June 30, 1999 and 1998

          Revenues in the second quarter of 1999 totaled $14.3 million, including $14.1 million from TOBI sales. Research grants and royalties generated the balance of $236,000. Revenues for the corresponding period in 1998 were $13.7 million, including $13.6 million from TOBI sales. Research grants and royalties generated the balance of $88,000 in the second quarter of 1998.

          Operating Expenses. We incurred total operating expenses of $17.2 million in the second quarter of 1999, an increase of $3.6 million from $13.6 million in the second quarter of 1998. The planned expansion of our sales force in the U.S. and investments in an international sales and marketing organization accounted for the majority of the increase. We expect operating expenses to continue to rise in the remaining quarters of 1999 as marketing of TOBI expands further and research and development efforts progress.

          Cost of sales was $2.5 million in the second quarter of 1999, an increase of $434,000 from $2.1 million in the second quarter of 1998. Our research and development expenses for the second quarter of 1999 increased by $547,000 to $7.5 million from $6.9 million for the corresponding period in 1998. Selling, general and administrative expenses increased to $7.2 million in the second quarter of 1999 from $4.6 million for the corresponding period in 1998. The increase in selling, general and administrative expenses is associated with the expansion of our sales and marketing capabilities.

          Net Income (Loss). We had an operating loss of $2.9 million in the second quarter of 1999, compared to operating income of $713 for the corresponding period in 1998. This decline in operating results was due to the increase in second quarter operating expenses. Including net other income (primarily income from investment securities), our net loss for the second quarter of 1999 was $2.5 million, compared to net income of $982,000 for the second quarter of 1998. In the second quarter of 1999, net investment income decreased by $335,000 to $696,000 from $1.0 million for the corresponding period in 1998. The decrease was mainly due to lower average invested cash balances. Interest expense in the second quarter of 1999 totaled $183,000, most of which represents the amortization of the discount on the remaining installments of our obligation to the Cystic Fibrosis Foundation. Interest expense totaled $49,000 in the corresponding period in 1998.

     Six Months Ended June 30, 1999 and 1998

          Revenues. Revenues in the first six months of 1999 totaled $24.6 million, including $24.1 million from TOBI sales. Research grants and royalties generated the balance of $440,000. Revenues for the corresponding period in 1998 were $28.3 million, including $28.1 million from TOBI sales in the first six months of the drug's launch. This included initial purchases of stock to fill distributors' shelves. Research grants and royalties generated the balance of $226,000 in the first six months of 1998.

          Operating Expenses. We incurred total operating expenses of $32.8 million in the first six months of 1999, an increase of $4.4 million from $28.4 million in the first six months of 1998. Investments in U.S. and international sales and marketing accounted for the majority of the increase. In addition, research and development expenses rose as we continued preclinical studies on PA-1420 and PA-1806, and pursued regulatory approval of TOBI in Canada, Europe and other markets.

          Cost of sales was $4.7 million in the first six months of 1999, a decrease of $33,000 from $4.8 million in the first half of 1998. This decline was a direct result of lower TOBI sales in the first six months of 1999, with cost of sales as a percentage of sales rising as sales volumes decreased. Our research and development expenses for the first six months of 1999 increased by $627,000 to $14.3 million from $13.7 million for the corresponding period in 1998. Selling, general and administrative expenses increased to $13.7 million in the first half of 1999 from $10.0 million for the corresponding period in 1998 due to our U.S. sales force expansion and investments in an international sales and marketing organization.

         Net Income (Loss). We had an operating loss of $8.2 million in the first six months of 1999, an increase of $8.1 million from the operating loss of $113,000 for the corresponding period in 1998. This increase in operating loss was due in part to a decline in TOBI sales revenues in the first six months of 1999, in addition to an increase in operating expenses. Including net other income (primarily income from investment securities), our net loss for the first six months of 1999 was $7.2 million, compared to net income of $2.0 million for the first half of 1998. In the first six months of 1999, net investment income decreased by $639,000 to $1.5 million from $2.2 million for the corresponding period in 1998. The decrease was mainly due to lower average invested cash balances. Interest expense in the first six months of 1999 totaled $402,000, most of which represents the amortization of the discount on the remaining installments of our obligation to the Cystic Fibrosis Foundation. Interest expense totaled $49,000 for the first half of 1998.


Liquidity and Capital Resources

         Our combined cash, cash equivalents and investment securities totaled $41.5 million at June 30, 1999, a decrease of $13.5 million from the balance of $55.0 million at December 31, 1998. We expect that these funds, in combination with expected revenues from sales of TOBI, should be sufficient to meet our operating expenses and capital requirements for the foreseeable future. In addition, on February 22, 1999, we secured a $10.0 million revolving line of credit from Harris Trust and Savings Bank. During the six months ended June 30, 1999, the primary uses of cash and investments were to finance our operations. Net cash used in operating activities totaled $6.5 million for the first half of the year, compared to $4.4 million in the six months ended June 30, 1998. The increase in net cash used resulted principally from our $7.2 million net loss for the six months ended June 30, 1999, compared to net income of $2.0 million in the first half of 1998. Significant changes in working capital components included a $6.5 million decrease in accounts receivable and $5.7 million increase in inventory, compared to increases of $5.2 million and $4.1 million, respectively, in the same period a year ago. In addition, we made our second installment payment of $5.3 million for the rights in TOBI acquired from the Cystic Fibrosis Foundation. At June 30, 1999, our working capital was $53.1 million and current ratio was 5.91 to 1.

         We plan to continue our policy of investing excess funds in government securities and investment grade, interest-bearing securities, primarily those with an expected maturity of one-and-one-half years or less.

         Certain purported class action lawsuits have been filed against PathoGenesis and certain of its officers, alleging claims on behalf of all purchasers of PathoGenesis common stock and purchasers and/or sellers of related derivative securities during the period January 25-26, 1999 to March 22, 1999 (see "Item 1. Legal Proceedings" in Part II of this report on Form 10-Q for further information). We intend to vigorously defend the actions. Although we cannot ascertain the ultimate outcome of these actions at this time or predict with certainty the results of legal proceedings, we currently believe that the resolution of those actions will not have a material adverse effect on the company's financial position or results of operations.


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

         Our ongoing compliance program includes verification testing of our internal information technology and information systems. According to the vendors of those systems, all the systems purchased after January 1997 are year 2000-compliant (i.e., they support proper processing of date-sensitive transactions after 1999). The existing systems that are not year 2000-compliant represent a small percentage of our systems. We anticipate that almost all noncompliant systems will be replaced as part of normal technology upgrades before January 1, 2000. We will evaluate the remaining systems on an individual basis. We expect upgrades and replacements to be made by the end of the third quarter of 1999, where necessary.

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


Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to debt securities included in our investment portfolio. We do not have any derivative financial instruments. We invest in government securities and high-quality corporate obligations. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At June 30, 1999, we owned $4.1 million in government debt instruments and $32.9 million in corporate debt securities. Our exposure to losses as a result of interest rate changes is managed through investing in securities predominantly with maturities of one-and-one-half years or less.

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

Item 2    Changes in Securities

          NONE

Item 3    Defaults Upon Senior Securities

          NONE

Item 4    Submission of Matters to a Vote of Security-Holders

          The annual meeting of shareholders of PathoGenesis was held on June 2, 1999. The following summarizes the votes at the meeting:

Matter                              For            Withheld
------                              ---            --------

Election of Class I Directors:

   Elizabeth M. Greetham            14,919,193     27,852

   Alan R. Meyer                    14,916,091     30,954

   Michael J. Montgomery            14,917,441     29,604

                                    For            Against        Abstain          Non-Vote
                                    ---            -------        -------          --------
Approval of the 1999
   Stock Plan                       12,683,264     2,231,879       31,902                --


Ratification of the appointment of
   KPMG LLP as independent
   accountants for 1999             14,910,998        16,626       19,421                --

Item 5    Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

         (a)   EXHIBITS

               Exhibit Number      Description of Exhibit
               --------------      ----------------------
               3.2                 PathoGenesis Corporation By-Laws (as amended through
                                   June 3, 1999).

               4.8                 Form of Stock Option Agreement for 1997 Stock Option
                                   Plan.

               4.9                 Form of Stock Option Agreement for 1999 Employee
                                   Stock Option Plan.

               4.10                Form of Stock Option Agreement for 1999 Stock Plan.

               10.32               Form of Change in Control Employment Agreement.

               27.1                Financial Data Schedule.

         (b)   REPORTS ON FORM 8-K

               PathoGenesis filed a report on Form 8-K on April 15, 1999 relating to amendments of its By-Laws and of the Rights Agreement dated as of June 25, 1997 between PathoGenesis and Harris Trust and Savings Bank, as Rights Agent.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 1999.

                            Pathogenesis Corporation

                            By: /s/ Wilbur H. Gantz
                                -------------------------------
                                Wilbur H. Gantz
                                Chairman and Chief Executive Officer


                            By: /s/ Alan R. Meyer
                                -------------------------------
                                Alan R. Meyer
                                Executive Vice President and
                                Chief Financial Officer