Form 10-Q
period 1999-09-30
PATHOGENESIS CORP
filed 1999-11-12
CIK 1001186

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1999

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

  On November 12, 1999, the registrant had an aggregate of 16,446,567 shares of Common Stock issued and outstanding.

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial statements

                           PathoGenesis Corporation

                     Condensed Consolidated Balance Sheets

                                                                             September 30, 1999   December 31, 1998
                                                                             -------------------  ------------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................................       $   3,277,265        $  8,139,153
  Investment securities....................................................          36,904,446          46,868,390
  Accounts receivable, net.................................................           6,952,554          10,961,242
  Interest receivable......................................................             426,359             427,618
  Inventories..............................................................          14,983,140           9,907,916
  Other....................................................................           2,219,844           3,480,022
                                                                                  -------------        ------------
       Total current assets................................................          64,763,608          79,784,341
                                                                                  -------------        ------------
Restricted investment......................................................             675,000             675,000
Property and equipment, at cost:
  Land.....................................................................           3,085,875           3,194,923
  Building and improvements................................................           1,481,220           1,515,543
  Leasehold improvements...................................................           9,697,830           9,367,898
  Furniture and equipment..................................................          15,740,888          13,263,162
                                                                                  -------------        ------------
                                                                                     30,005,813          27,341,526
  Less accumulated depreciation and amortization...........................          12,085,487           9,704,385
                                                                                  -------------        ------------
       Net property and equipment..........................................          17,920,326          17,637,141
                                                                                  -------------        ------------
License rights, net........................................................          13,834,023          14,562,129
Other assets...............................................................             996,598             107,136
                                                                                  -------------        ------------
  Total assets.............................................................       $  98,189,555        $112,765,747
                                                                                  =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................       $     804,647        $  1,180,909
  Compensation and benefits................................................           1,978,525           2,580,790
  Clinical development costs...............................................             782,562             199,869
  Accrued royalties........................................................             415,492             827,739
  License payable..........................................................                  --           2,000,000
  Other accrued expenses...................................................           2,981,623           2,691,572
  Current portion of long-term liability...................................           5,039,755           5,149,847
                                                                                  -------------        ------------
       Total current liabilities...........................................          12,002,604          14,630,726
                                                                                  -------------        ------------
Long-term liability, net of current portion................................                  --           4,724,630
Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized
   1,000,000 shares; none issued and outstanding...........................                  --                  --
  Common stock, $0.001 par value.
   Authorized 60,000,000 shares; 16,406,792 shares and 16,328,580 shares
    issued and outstanding at September 30, 1999 and December 31, 1998,                  16,407              16,329
    respectively

  Additional paid-in capital...............................................         194,119,122         193,188,363
  Deferred compensation....................................................            (641,438)           (987,156)
  Accumulated other comprehensive income (loss)............................            (346,510)            133,117
  Accumulated deficit......................................................        (106,960,630)        (98,940,262)
                                                                                  -------------        ------------
  Total stockholders' equity...............................................          86,186,951          93,410,391
                                                                                  -------------        ------------
  Total liabilities and stockholders' equity...............................       $  98,189,555        $112,765,747
                                                                                  =============        ============

                            See accompanying notes.

                            PathoGenesis Corporation

          Condensed Consolidated Statements of Operations (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                ---------------------------------------------------------------------
                                                       1999                 1998             1999           1998
                                                -------------------  ------------------  -------------  -------------
Revenues:
  Sales.......................................         $16,279,342         $14,833,256    $40,400,926    $42,921,866
  Grants and royalties........................             182,000              67,649        621,863        293,564
                                                       -----------         -----------    -----------    -----------
       Total revenues.........................          16,461,342          14,900,905     41,022,789     43,215,430
Operating expenses:
  Cost of sales...............................           3,013,216           2,163,607      7,762,206      6,946,023
  Research and development....................           7,135,945           7,841,431     21,455,003     21,533,846
  Selling, general and administrative.........           7,525,543           4,646,519     21,265,173     14,599,053
  License fee.................................                  --           4,000,000             --      4,000,000
                                                       -----------         -----------    -----------    -----------
       Total operating expenses...............          17,674,704          18,651,557     50,482,382     47,078,922
                                                       -----------         -----------    -----------    -----------
       Operating loss                                   (1,213,362)         (3,750,652)    (9,459,593)    (3,863,492)
                                                       -----------         -----------    -----------    -----------
Other income (expense):
  Investment income, net......................             575,260           1,003,688      2,098,481      3,214,881
  Interest expense............................            (113,574)           (232,567)      (515,243)      (281,496)
  Other expense...............................             (31,429)            (22,500)      (144,013)      (105,537)
                                                       -----------         -----------    -----------    -----------
       Net other income.......................             430,257             748,621      1,439,225      2,827,848
                                                       -----------         -----------    -----------    -----------
       Net loss...............................         $  (783,105)        $(3,002,031)   $(8,020,368)   $(1,035,644)
                                                       ===========         ===========    ===========    ===========
Loss per common share-
  Basic and diluted...........................         $     (0.05)        $     (0.18)   $     (0.49)   $     (0.06)
                                                       ===========         ===========    ===========    ===========

Weighted average common shares outstanding-
  Basic and diluted...........................          16,405,294          16,263,785     16,392,817     16,253,225

                            See accompanying notes.

                            PathoGenesis Corporation

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      1999           1998
                                                                                  -------------  -------------
Cash flows from operating activities:
  Net loss......................................................................  $ (8,020,368)  $ (1,035,644)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...............................................     2,569,086      1,805,756
    Amortization of license rights..............................................       728,106         76,565
    Amortization of discount on long-term liability.............................       498,611        281,458
    Compensation expense from stock options.....................................       345,718        298,879
    Loss on disposal of property and equipment                                          33,076             --
    Change in certain assets and liabilities:
      Accounts receivable.......................................................     4,008,459     (7,512,033)
      Interest receivable.......................................................         1,259        181,058
      Inventories...............................................................    (5,075,224)    (4,955,340)
      Other current assets......................................................     1,255,139        791,231
      Other assets..............................................................        39,569       (131,858)
      Accounts payable..........................................................      (361,416)      (705,587)
      Compensation and benefits.................................................      (602,265)       409,329
      Clinical development costs................................................       582,693     (1,911,137)
      Accrued royalties.........................................................      (412,247)       383,684
      License payable...........................................................    (2,000,000)     4,000,000
      Other accrued expenses....................................................       300,993        (25,705)
                                                                                  ------------   ------------
       Net cash used in operating activities....................................    (6,108,811)    (8,049,344)
                                                                                  ------------   ------------

Cash flows from investing activities:
  Purchases of investment securities............................................   (23,218,150)   (46,922,465)
  Sales of investment securities................................................    32,842,831     66,172,985
  Purchases of property and equipment...........................................    (3,044,090)    (8,404,403)
  Purchases of other investments................................................      (929,031)            --
  Purchase of license rights....................................................                   (5,333,334)
                                                                                                 ------------
       Net cash provided by investing activities................................     5,651,560      5,512,783
                                                                                  ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection                                 463,740             --
      with employee stock purchase plan.........................................
  Stock option and warrant exercises............................................       467,097        512,953
  Payment of long-term liability................................................    (5,333,333)            --
                                                                                  ------------   ------------
       Net cash provided by (used in) financing activities......................    (4,402,496)       512,953
                                                                                  ------------   ------------

Effect of exchange rate changes on cash.........................................        (2,141)            --
                                                                                  ------------   ------------

       Net decrease in cash and cash equivalents................................    (4,861,888)    (2,023,608)

Cash and cash equivalents at beginning of period................................     8,139,153      5,171,591
                                                                                  ------------   ------------
Cash and cash equivalents at end of period......................................  $  3,277,265   $  3,147,983
                                                                                  ============   ============

Supplemental schedule of noncash investing and financing activities -
  Seller-financed acquisition of license rights.................................                    9,381,926

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

(2)  INVENTORIES

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                     September 30, 1999      December 31, 1998
                                     ------------------      -----------------
Finished goods                            $ 3,901,799            $4,174,206
Work in progress                            1,569,305             2,747,380
Raw materials and supplies                  9,512,036             2,986,330
                                          -----------            ----------
                                          $14,983,140            $9,907,916
                                          ===========            ==========

(3)  LOSS PER COMMON SHARE

     We have not included options and warrants to purchase 3,690,189 and 2,505,095 shares of common stock that were outstanding during the third quarters of 1999 and 1998, respectively, in the computation of diluted loss per share because the representative share increments would be antidilutive. For the same reason, we have not included options and warrants to purchase 3,176,764 and 2,534,244 shares of common stock that were outstanding during the nine-month periods ended September 30, 1999 and 1998, respectively, in the computation of diluted loss per share.

(4)  COMPREHENSIVE LOSS

     Total comprehensive loss amounted to $939,049 for the third quarter of 1999 and $2,733,182 for the third quarter of 1998. Total comprehensive loss for the nine-month periods ended September 30, 1999 and 1998 amounted to $8,499,995 and $678,148, respectively. Our other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments.

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

(7)  CONTINGENCY

     PathoGenesis Corporation, its chief executive officer and its chief financial officer are named as defendants in eight consolidated putative class action lawsuits pending in the United States District Court for the Western District of Washington. These suits purport to allege claims on behalf of all purchasers of PathoGenesis common stock during the period January 15, 1999 to March 22, 1999. The suits allege violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 under that Act, in connection with certain announcements by the company regarding its expected 1999 results, and seek unspecified damages. We intend to defend the lawsuits vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. You may identify these forward-looking statements by the use of such words as "believe," "anticipate," "expect," "plan" and "intend," among others. Since these statements are based on factors that involve risks and uncertainties, they do not necessarily indicate what our actual future results will be, and results may vary from quarter to quarter. Important factors that could cause or contribute to material differences between our actual results and the results expressed or implied by the forward-looking statements include, but are not limited to, those discussed in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for 1998, and in
Exhibit 99.1 to the Form 10-K. These factors include, but are not limited to, uncertainties related to the fact that PathoGenesis began commercial operations only recently, its dependence on TOBI (tobramycin solution for inhalation), the degree of penetration of its markets, the frequency of TOBI's use by patients, third party reimbursement and product pricing, seasonal impacts on hospitalizations or exacerbations experienced by cystic fibrosis patients, variability in wholesaler ordering patterns, government regulation, drug development and clinical trials, competition and alternative therapies, and the potential impact of litigation. We cannot assure you that TOBI -- which is currently our only product -- will penetrate markets as planned, that our development of TOBI for other uses will succeed or occur within anticipated time frames, or that we will develop any of our other drug candidates successfully.

Overview

     In the third quarter of 1999, we continued to make progress in expanding the market for TOBI. During the quarter, our expanded sales force continued to call frequently upon the U.S. cystic fibrosis centers. We also continued to sponsor seminars and telephone conference calls, allowing members of our physician advisory board to discuss TOBI and related issues with their peers. In fact, more than 500 physicians attended our symposium at the North American Cystic Fibrosis Conference in October 1999 to hear presentations on additional long-term TOBI data. These data show that TOBI continues to help patients live better, breathe better and enjoy improved nutritional status after two years on the drug. A reduction in the number of days patients were hospitalized was among the key findings presented. TOBI produced the largest effect during the fall season, the time of year when CF patients are most frequently hospitalized for exacerbations or flare-ups of pulmonary symptoms. Study results showed a 62 percent reduction in the number of days patients on TOBI (versus placebo) were hospitalized in October, November and December. In addition, teenagers in the TOBI clinical trial dramatically demonstrated the benefits of improved infection control. After six months of TOBI therapy, adolescent patients had a mean weight gain of about five pounds, while placebo patients only gained about two pounds. After 18 months of TOBI therapy, adolescent patients had a mean weight gain of nearly 10 pounds above baseline. Weight gain is an important indicator of nutritional status and is associated with improved prognosis in cystic fibrosis patients.

     We continue to make progress toward obtaining regulatory approval of TOBI in the United Kingdom, the lead country for the drug's approval in the European Union. The U.K.'s Committee on Safety of Medicines recently advised us that it is prepared to recommend the authorization of TOBI for marketing, subject to agreement on the final product labeling and related materials. As a result, our U.K. company, PathoGenesis Limited, expects to launch TOBI in the first quarter of next year. Its sales force is on board and ready to begin marketing to the 44 cystic fibrosis specialist centers that serve 7,000 patients in the U.K. After TOBI is approved in the U.K., the other European Union countries will be asked to approve our inhaled drug through a mutual recognition process.

     In the third quarter of 1999, we were awarded a two-year grant totaling $1.5 million from the Cystic Fibrosis Foundation's Therapeutics Development Grants Program. This money will be used to identify novel classes of antibiotics and potential drug candidates to treat serious lung infections, particularly those caused by Pseudomonas aeruginosa. Our scientists will work on this discovery program in partnership with Duke University, the University of Washington and other researchers.

     We continue our discussions with the U.S. Food and Drug Administration on additional clinical testing of TOBI in bronchiectasis patients. However, the key pulmonologists are asking for a series of small trials to answer specific questions, rather than a single large clinical trial. We currently plan to conduct smaller trials in collaboration with these key pulmonologists before pursuing a study that would give TOBI a label indication for use in bronchiectasis patients.

Results of Operations

  Three Months Ended September 30, 1999 and 1998

     Revenues. Revenues in the third quarter of 1999 totaled $16.5 million, including $16.3 million from TOBI sales. Research grants and royalties generated the balance of $182,000. Revenues for the corresponding period in 1998 were $14.9 million, including $14.8 million from TOBI sales. Research grants and royalties generated the balance of $68,000 in the third quarter of 1998. The increase in TOBI sales is primarily a result of further penetration of the U.S. cystic fibrosis market, initial international sales and use in other patients with serious lung infections. As we continue to further penetrate the cystic fibrosis market, fourth quarter sales are expected to exceed those of the third quarter. However, there can be no assurance that actual sales of TOBI will meet our expectations.

     Operating Expenses. We incurred total operating expenses of $17.7 million in the third quarter of 1999. This represents a decrease of $1.0 million from $18.7 million in the third quarter of 1998, which included a $4.0 million charge for the licensing of PA-1806 from Bristol-Myers Squibb. Excluding the initial license fee for the aerosolized drug candidate, total operating expenses increased $3.0 million from the corresponding period in 1998. The increase was due primarily to increased sales and marketing costs in the U.S., Europe, Canada and other international markets. We expect operating expenses to continue to rise moderately in the fourth quarter of 1999 as TOBI sales increase and research and development efforts progress.

     Cost of sales was $3.0 million in the third quarter of 1999, an increase of $850,000 from $2.2 million in the third quarter of 1998. This increase was a result of higher TOBI sales and an increase in our fixed manufacturing costs from the corresponding period in 1998. Our research and development expenses for the third quarter of 1999 decreased by $705,000 to $7.1 million from $7.8 million for the corresponding period in 1998. The decrease in these costs is due to reduced clinical trial activity as compared to the corresponding period in 1998. Research and development costs are expected to increase over the next several quarters as our current programs progress. Selling, general and administrative expenses increased to $7.5 million in the third quarter of 1999 from $4.6 million for the corresponding period in 1998. The increase in selling, general and administrative expenses is due primarily to increased sales and marketing costs in the U.S., Europe, Canada and other international markets. We expect this growth in costs to moderate in the fourth quarter of 1999.

     Net Loss. We had an operating loss of $1.2 million in the third quarter of 1999, compared to an operating loss of $3.8 million for the corresponding period in 1998. Excluding the charge for the $4.0 million license fee, we would have reported operating income of $249,000 for the corresponding period in 1998.
This decline in operating results was due to the increase in third quarter 1999 operating expenses. Including net other income (primarily income from investment securities), our net loss for the third quarter of 1999 was $783,000, compared to $3.0 million for the third quarter of 1998. In the third quarter of 1999, net investment income decreased by $428,000 to $575,000 from $1.0 million for the corresponding period in 1998. The decrease was mainly due to lower average invested cash balances. Interest expense, most of which represents the amortization of the discount on the remaining installments of our obligation to the Cystic Fibrosis Foundation, totaled $114,000 and $233,000 in the third quarters of 1999 and 1998, respectively.

  Nine Months Ended September 30, 1999 and 1998

     Revenues. Revenues in the first nine months of 1999 totaled $41.0 million, including $40.4 million from TOBI sales. Research grants and royalties generated the balance of $622,000. Revenues for the corresponding period in 1998 were $43.2 million, including $42.9 million from TOBI sales in the first nine months of the drug's launch year. This included initial purchases of stock to fill distributors' shelves. Research grants and royalties generated the balance of $294,000 in the first nine months of 1998.

     Operating Expenses. We incurred total operating expenses of $50.5 million in the first nine months of 1999, an increase of $3.4 million from $47.1 million in the first nine months of 1998. Increased sales and marketing costs in the U.S., Europe, Canada and other international markets accounted for the majority of the increase.

     Cost of sales was $7.8 million in the first nine months of 1999, an increase of $816,000 from $6.9 million in the first nine months of 1998. This rise in the cost of sales was a result of increased fixed manufacturing costs from the corresponding period in 1998. Our research and development expenses were $21.5 million for the first nine months of both 1999 and 1998. Selling, general and administrative expenses increased to $21.3 million in the first nine months of 1999 from $14.6 million for the corresponding period in 1998 due to increased sales and marketing costs in the U.S., Europe, Canada and other international markets.

     Net Loss. We had an operating loss of $9.5 million in the first nine months of 1999, an increase of $5.6 million from the operating loss of $3.9 million for the corresponding period in 1998. This increase in operating loss was due primarily to lower sales and higher operating expenses in the first nine months of 1999. Including net other income (primarily income from investment securities), our net loss for the first nine months of 1999 was $8.0 million, compared to $1.0 million for the first nine months of 1998. In the first nine months of 1999, net investment income decreased by $1.1 million to $2.1 million from $3.2 million for the corresponding period in 1998. The decrease was mainly due to lower average invested cash balances. Interest expense totaled $515,000 and $281,000 in the first nine months of 1999 and 1998, respectively.

Liquidity and Capital Resources

     Our combined cash, cash equivalents and investment securities totaled $40.2 million at September 30, 1999, a decrease of $14.8 million from the balance of $55.0 million at December 31, 1998. We expect that these funds, in combination with expected revenues from sales of TOBI, should be sufficient to meet our operating expenses and capital requirements for the foreseeable future. In addition, on February 22, 1999, we secured a $10.0 million revolving line of credit from Harris Trust and Savings Bank. During the nine months ended September 30, 1999, the primary uses of cash and investments were to finance our operations, purchase property and equipment and make an installment payment on our long-term liability. Net cash used in operating activities totaled $6.1 million for the first nine months of the year, compared to $8.0 million in the nine months ended September 30, 1998. We experienced an $8.0 million net loss for the nine months ended September 30, 1999, compared to a net loss of $1.0 million in the first nine months of 1998. Significant changes in working capital components included a $4.0 million decrease in accounts receivable and $5.1 million increase in inventory, compared to increases of $7.5 million and $5.0 million, respectively, in the same period a year ago. Also, license payable decreased $2.0 million in the nine months ended September 30, 1999, compared to an increase of $4.0 million in the corresponding period in 1998. In addition, during the first nine months of 1999 we purchased $3.0 million in property and equipment and made our second installment payment of $5.3 million for the rights in TOBI acquired from the Cystic Fibrosis Foundation. At September 30, 1999, our working capital was $52.8 million and current ratio was
5.40 to 1.

     We plan to continue our policy of investing excess funds in government securities and investment grade, interest-bearing securities, primarily those with an expected maturity of one-and-one-half years or less.

     Certain purported class action lawsuits have been filed against PathoGenesis and certain of its officers, alleging claims on behalf of all purchasers of PathoGenesis common stock during the period January 15, 1999 to March 22, 1999 (see "Item 1. Legal Proceedings" in Part II of this report on Form 10-Q for further information). We intend to vigorously defend the actions. Although we cannot ascertain the ultimate outcome of these actions at this time or predict with certainty the results of legal proceedings, we currently believe that the resolution of those actions will not have a material adverse effect on the company's financial position or results of operations.

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

     Our ongoing compliance program includes verification testing of our internal information technology and information systems. According to the vendors of those systems, all the systems purchased after January 1997 are year 2000-compliant (i.e., they support proper processing of date-sensitive transactions after 1999). The existing systems that were not year 2000-compliant represented a small percentage of our systems. Almost all noncompliant systems were replaced as part of normal technology upgrades in 1999. The remaining systems were evaluated on an individual basis, and upgraded or replaced as necessary. Our total year 2000 compliance costs were approximately $50,000 in 1999, excluding the costs of technology upgrades made in the ordinary course of business.

     We have contacted key third parties, such as suppliers, customers and financial institutions, to assure no interruption of our business relationships will occur due to year 2000 compliance issues. However, if the needed conversions or modifications to computer or other systems are not made, or are not completed in a timely way by these third parties, the year 2000 issue could have a material impact on our operations.

     While we believe that our hardware and software applications are year 2000-compliant, there can be no assurance that all systems will function adequately when the year 2000 arrives, nor can there be any assurance that we will not be adversely affected by the year 2000 problems of third parties. In the case of internal system malfunctions, or in the event our suppliers and vendors are not year 2000-compliant, we have developed manual backup procedures to mitigate the risk of loss associated with the year 2000 issue.

Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market risk for changes in interest rates relates primarily to debt securities included in our investment portfolio. We do not hold any derivative financial instruments. We invest in government securities and high-quality corporate obligations. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if prevailing interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At September 30, 1999, we owned $4.0 million in government debt instruments and $32.9 million in corporate debt securities. Our exposure to losses as a result of interest rate changes is managed through investing in securities predominantly with maturities of one-and-one-half years or less.

                                    PART II

                               OTHER INFORMATION

Item 1  Legal Proceedings

     PathoGenesis Corporation, its chief executive officer and its chief financial officer are named as defendants in eight consolidated putative class action lawsuits pending in the United States District Court for the Western District of Washington: Lipton v. PathoGenesis et al., C99-0419, filed on March 24, 1999; Green v. PathoGenesis et al., C99-0439, filed on March 26, 1999; Gellert v. PathoGenesis et al., C99-0452, filed on March 29, 1999; May v. PathoGenesis et al., C99-0453, filed on March 29, 1999; Shapiro v. PathoGenesis et al., C99-0455, filed on March 29, 1999; Bassin v. PathoGenesis et al., C99-0469, filed on March 30, 1999; Barker v. PathoGenesis et al., C99-0503, filed on April 6, 1999; and Kralovk v. PathoGenesis et al., C99-0506, filed on April 6, 1999. These suits purport to allege claims on behalf of all purchasers of PathoGenesis common stock during the period January 15, 1999 to March 22, 1999. The suits allege violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 under that Act, in connection with certain announcements by the company regarding its expected 1999 results and seek unspecified damages. The company intends to defend the lawsuits vigorously.

Item 2  Changes in Securities

     NONE

Item 3  Defaults Upon Senior Securities

     NONE

Item 4  Submission of Matters to a Vote of Security-Holders

     NONE

Item 5  Other Information

     NONE

Item 6  Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

          Exhibit Number        Description of Exhibit
          --------------        ----------------------

          27.1                  Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

          NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.

                                        PathoGenesis Corporation

                                        By: /s/ Wilbur H. Gantz
                                            -------------------
                                            Wilbur H. Gantz
                                            Chairman and Chief Executive Officer


                                        By: /s/ Alan R. Meyer
                                            -------------------
                                            Alan R. Meyer
                                            Executive Vice President and
                                              Chief Financial Officer