Form 10-K405
period 1999-12-31
PATHOGENESIS CORP
filed 2000-03-30
CIK 1001186

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-27150

                               ------------------

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

                               ------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share
     Preferred Stock Purchase Rights (currently traded with Common Stock)
                             (Title of Each Class)

                               ------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the Registrant was approximately $393,223,924 on March 17, 2000 (based on the closing price quoted on the Nasdaq National Market on March 17, 2000, as reported by The Wall Street Journal). On March 17, 2000, the Registrant had issued and outstanding an aggregate of 16,506,407 shares of common stock.

                      Documents Incorporated by Reference

     Those portions of the Registrant's proxy statement to be filed pursuant to Regulation 14A for the annual meeting of stockholders to be held on May 31, 2000, described in Part III hereof, are incorporated by reference in this report.

================================================================================

                                    PART I

     In addition to historical information, this annual report on Form 10-K contains forward-looking statements. You may identify these forward-looking statements by the use of such words as "believe," "anticipate," "expect," "plan" and "intend." Since these statements are based on factors that involve risks and uncertainties, they do not necessarily indicate what our actual future results will be. Factors that could cause or contribute to differences between our actual results and the results expressed or implied by the forward-looking statements include, but are not limited to, those discussed in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, and in Exhibit 99.1 to this Form 10-K. These factors include, but are not limited to, uncertainties related to the fact that PathoGenesis only began commercial operations in 1998, its dependence on TOBI, the degree of penetration of its markets and frequency of TOBI's use by patients, risks associated with marketing TOBI in international markets, third party reimbursement and product pricing, seasonal impacts on hospitalizations or exacerbations experienced by patients, variability in wholesaler ordering patterns, drug development and clinical trials, uncertain outcome of the U.S. and international drug approval process, competition and alternative therapies. We cannot assure you that TOBI - which is currently our only product - will penetrate markets as planned, that our development of TOBI for other uses will succeed or occur within anticipated time frames, or that we will develop any of our other drug candidates successfully.

Item 1.   Business

Summary

     PathoGenesis Corporation develops and markets drugs to treat infectious diseases - particularly serious lung infections - where there is a significant need for improved therapy.

     Our drug TOBI(R) (tobramycin solution for inhalation) was initially tested and approved for cystic fibrosis (CF) patients with Pseudomonas aeruginosa lung infections. TOBI has been on the market in the U.S. since January 1998. Sales are growing as market penetration of the drug increases in the U.S. and other countries where TOBI has been approved for sale. According to industry data, pseudomonal bacteria infect the lungs of about 60% of the 70,000 people worldwide with CF. Our market surveys indicate that TOBI also is being used by non-CF patients with similar respiratory infections.

     In 2000, PathoGenesis intends to make significant investments in research and development (R&D) to enhance our company's future sales potential, both in CF and in new markets. Our planned R&D programs include:

 .    conducting or co-sponsoring clinical trials of TOBI in a variety of groups, including CF, bronchiectasis, ventilator-associated pneumonia (VAP) and lung transplant patients.

 .    pursuing development and registration of a product combining TOBI and the portable AeroDose Inhaler, a hand-held, portable delivery device made by AeroGen, Inc. Our goal is to deliver TOBI to the lungs in 5-10 minutes or less versus the current 15-20 minutes.

 .    beginning Phase I clinical trials of PA-1806 for inhalation. This drug candidate was licensed from Bristol-Myers Squibb and has a different mechanism of action from TOBI, potentially allowing it to be used for treating serious lung infections in combination with TOBI or in alternating cycles.

 .    initiating preclinical development of at least one additional antibiotic for inhalation to address broader respiratory infection markets.

 .    collaborating with Chiron Corp. to develop new antibiotics with new mechanisms of action to better address serious medical needs, particularly concerns about drug resistance. The collaboration was formed to combine our strengths in identifying novel antibiotic targets, assays and drug development and knowledge of the P. aeruginosa genome (DNA or genetic code) with Chiron's strong combinatorial chemistry library and expertise in high-throughput screening.

     PathoGenesis was incorporated in 1991 as a Delaware corporation. Our executive offices are located at 201 Elliott Avenue West, Seattle, Washington 98119. Our telephone number is (206) 467-8100.

Overview: Inhaled Drug Development Program

     Our goal is to develop drug candidates that can provide significant benefit to people with difficult-to-treat lung infections, including people with cystic fibrosis, bronchiectasis, ventilator-associated pneumonia and lung transplants. Many of these serious infections are caused by P. aeruginosa, a common gram-negative pathogen. In 1999, we completed our analysis of P. aeruginosa's genetic structure in collaboration with the University of Washington Genome Center and the Cystic Fibrosis Foundation. Our first drug, TOBI, is an inhaled antibiotic that was developed to treat pseudomonal lung infections.

     In 1993, we began researching inhaled antibiotics in order to deliver drugs directly to the site of infection in the lungs, rather than systemically through the blood. Our researchers believed a much larger dose could be safely delivered to the lungs if systemic absorption could be limited. Antibiotics administered intravenously or orally (in tablet or capsule form) must travel through the bloodstream and lung tissue to reach the site of most lung infections. In the case of intravenous tobramycin, higher levels of drug in the bloodstream lead to adverse side effects - hearing loss and kidney damage.

     TOBI is the first inhaled antibiotic solution to be approved by the Food and Drug Administration. To achieve that, we had to develop a preservative-free sterile formulation of tobramycin for inhalation, find a suitable nebulizer (device used to produce an antibiotic aerosol mist), conduct multiple clinical trials and gain regulatory approval of TOBI. Before our Phase III clinical trials of TOBI began in 1995, we chose the Pari LC Plus nebulizer for use with TOBI because it could efficiently deliver the correct particle size of drug to the lungs. Antibiotic particles that are too large can get caught in the back of the throat and the upper airways. Particles that are too small are deposited predominantly in the alveoli (air sacs), which increases systemic absorption and does not allow the drug to reach the site of infection in the airways of the lung.

     Since we began developing TOBI in 1993, drug delivery companies have invented new generations of nebulizers and dry powder delivery devices which are hand-held, portable and do not require the use of an electrically powered air compressor. One such device is the AeroDose Inhaler, made by AeroGen, Inc. We are working with AeroGen to develop and register a product combining TOBI and a customized version of the AeroDose Inhaler. Our goal is to improve convenience and deliver TOBI to the lungs in 5-10 minutes or less, versus the current 15-20 minutes.

     In addition to TOBI, we are conducting preclinical research on PA-1806, a novel, patented drug candidate that was licensed from Bristol-Myers Squibb in 1998. In the laboratory, PA-1806 has demonstrated activity against gram-negative lung pathogens.

     This year, we intend to initiate a preclinical program on at least one other antibiotic for inhalation. Our objective is to address broader respiratory infection markets with a drug candidate that has demonstrated activity against both gram-negative and gram-positive lung pathogens.

TOBI and the Cystic Fibrosis Market

     TOBI is a stable, premixed, proprietary formulation of the antibiotic tobramycin for delivery by inhalation using a nebulizer. Each ready-to-use ampule of TOBI contains 300 milligrams of tobramycin in a 5 milliliter solution. TOBI is administered using a Pari LC Plus reusable nebulizer and a DeVilbiss Pulmo-Aide air compressor. It is inhaled in two daily sessions requiring 15-20 minutes per session. The TOBI treatment regimen consists of repeated cycles of 28 days on drug, followed by 28 days off drug. This regimen was proven safe and effective in clinical trials.

     Tobramycin is a fermentation product isolated from Streptomyces tenebrarius in 1967. It is a water-soluble compound belonging to the group of antibiotics called aminoglycosides. Like other aminoglycosides, tobramycin inhibits bacterial protein synthesis and is most active against gram-negative bacteria. Compared with other aminoglycosides, tobramycin is more active against P. aeruginosa by at least two-to four-fold and is generally less toxic. Intravenous tobramycin has been approved for marketing for more than 20 years.

     TOBI has been designated an orphan drug by the U.S. Food and Drug Administration (FDA), which gives us seven years of marketing exclusivity in the U.S. from the time of TOBI's approval in late 1997. TOBI also is covered by formulation patents in various countries. PathoGenesis has an exclusive worldwide license from Children's Hospital and Medical Center in Seattle (based on Phase II research done there and in other clinics) for patents, research and technology relating to the use of an aerosol tobramycin solution or any other aerosol aminoglycoside solution for the treatment of bronchopulmonary infections.

     Cystic Fibrosis Lung Infections

     Cystic fibrosis is the most common life-shortening inherited disease in the U.S., affecting about 30,000 Americans. According to the Cystic Fibrosis Foundation, CF is diagnosed in one of every 3,300 newborns in the U.S. The median survival age is about 32 years. About two-thirds of CF patients in the U.S. are treated at more than 110 centers accredited by the Cystic Fibrosis Foundation.

     About 40,000 CF patients live outside the U.S. The disease is most prevalent in Europe, Canada, Australia and other countries where Caucasians have immigrated, because CF is primarily a Caucasian genetic disease. Although the incidence of CF in those countries is similar to the U.S., life expectancy can vary from country to country depending on the caliber of care. Most countries have CF centers comparable to those in the U.S.

     CF is characterized by the production of unusually thick, sticky mucus that obstructs the airways of the lungs, the bronchial tubes and bronchioles. Early in life, CF patients typically have bacterial infections comparable to other children. Although the majority of their early lung infections are treated effectively, the accumulation of mucus in the lungs usually leads to life-long infections. This results in gradual destruction of lung tissue, and eventually, respiratory failure. P. aeruginosa is the dominant bacterium and infects the lungs of about 60% of all people with CF in the U.S. Infection with pseudomonal bacteria is increasingly likely as the patient ages. Furthermore, P. aeruginosa is rarely if ever permanently eradicated after antibiotic treatment.

     An estimated 90% of all illnesses associated with CF are related to the respiratory system. Periodic flare-ups of pseudomonal infection can cause life-threatening episodes and hospitalization, which increases treatment costs, exposes the patient to potential hospital-acquired infections, and disrupts education and family life. For more than 20 years, the standard treatment for those flare-ups was intravenous tobramycin, typically for periods of 10-14 days. However, cumulative systemic exposure to intravenous tobramycin increases the risk of adverse side effects, such as significant kidney damage and hearing loss.

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

     In an article on TOBI published in The New England Journal of Medicine, Jan. 7, 1999, the authors wrote: "Our study shows that long-term, intermittent administration of inhaled tobramycin in conjunction with standard therapy for CF improves pulmonary function, decreases the density of P. aeruginosa in expectorated sputum, and reduces the need for intravenous antipseudomonal antibiotics and hospitalization." The article described the Phase III clinical trials of TOBI, which comprised the largest study of inhaled antibiotics to date.

     All patients who completed the six-month Phase III clinical trials were eligible for a series of follow-on studies, allowing them to continue inhaling TOBI in repeated cycles of 28 days on drug, 28 days off drug for up to two years (96 weeks). Among the results announced in 1999:

 .    Patients breathe better. At the end of the last on-drug cycle (after 92 weeks), average lung function remained nearly 5% above baseline (at week
     0) -a significant achievement considering that most CF patients typically lose lung function over that same period of time.

     Adolescents (ages 13 to 17) had the largest improvement in their ability to breathe when compared with the other age groups, showing a treatment effect of about 14% in lung function improvement above baseline at the end of the last on-drug cycle. The typical teenager loses lung function more rapidly than an older or younger person with CF.

 .    Patients live better. In every season, TOBI reduced the number of days patients were hospitalized. TOBI produced the largest effect during the fall season, the time of year when CF patients are most frequently hospitalized for exacerbations or flare-ups of pulmonary symptoms. After two years, study results showed a 62% reduction in the number of days patients on TOBI (versus placebo) were hospitalized in October, November and December.

 .    Patients enjoy better nutritional status. Teenagers in the TOBI clinical trial dramatically demonstrated the benefits of improved infection control. After six months of TOBI therapy, adolescent patients had a mean weight gain of about five pounds, while placebo patients only gained about two pounds. After 18 months of TOBI therapy, adolescent patients had a mean weight gain of nearly 10 pounds above baseline. No weight differential was seen in other age groups when comparing the TOBI and placebo groups. Weight gain is an important indicator of nutritional status and is associated with improved prognosis in CF patients.

 .    TOBI was shown to be safe for long-term treatment. In the six-month placebo-controlled portion of the study, voice alteration (e.g., hoarseness) and tinnitus (ringing in the ears) were the only adverse experiences reported by significantly more TOBI patients than patients receiving placebo plus usual care. In the two-year follow-on studies, most adverse events declined with increased TOBI exposure.

     The emergence of drug-resistant bacteria is a concern with long-term administration of any antibiotic. However, intravenous tobramycin therapy for acute flare-ups of pseudomonal infection in CF patients is usually efficacious, even though resistant pseudomonal bacteria are frequently found. Treatment for six months with TOBI in the clinical trials did not affect the susceptibility of the majority of P. aeruginosa isolates tested. However, microbiological measures of increased drug resistance were noted in some patients. The relationship of in vitro (laboratory) susceptibility test results and clinical outcome with TOBI therapy has not been established. In fact, the 24-month data on TOBI show positive clinical responses in those few patients with pseudomonal bacteria considered resistant by traditional intravenous measures.

Broadening the CF Market for TOBI

     The two-year clinical trial of TOBI tested our drug in patients with severe or moderate impairment of lung function, defined as lung function of 25% to 75% of normal levels. Although TOBI has been approved for use by all CF patients with P. aeruginosa lung infections, without limitations based on lung function level, we believe that U.S. physicians to date have been most likely to prescribe TOBI to patients with moderate to severe lung function impairment. In addition, our market research indicates that those are the patients most likely to use TOBI as approved versus for acute or episodic treatment of pulmonary exacerbations. The approved regimen (twice a day for 28 days on drug, 28 days off drug) would require U.S. patients to purchase about six cartons of TOBI per year; a carton contains a 28-day supply or 56 ampules (vials) of TOBI. Acute or episodic use of TOBI might typically require as little as one carton a year or as many as 3-4 cartons.

     To further expand the CF market for TOBI, we intend to continue our education and outreach programs for physicians, other CF care professionals and patients. In addition, we plan to conduct or co-sponsor additional clinical trials. For example, this year we plan to conduct a clinical trial in CF patients age six through 15 with mild pulmonary symptoms. Our goal is to verify in this subset of CF patients that chronic intermittent use of TOBI will improve pulmonary function versus the decline seen with standard care. See "Sales and Marketing." We also expect to announce new TOBI data in 2000, including results of a clinical trial in 22 of the U.K.'s 44 CF centers.

Other Potential Markets for TOBI

     Our market surveys reveal that TOBI is being used by non-CF patients with serious and/or chronic respiratory infections. We believe that the pulmonologists who treat CF patients are the most likely to prescribe TOBI for other patients with similar respiratory infections. In 2000, PathoGenesis intends to conduct or co-sponsor a number of clinical trials of TOBI in a number of these patient groups, including bronchiectasis, ventilator-associated pneumonia and lung transplant patients.

     Bronchiectasis

     Bronchiectasis is an abnormal enlargement of the bronchi that induces or follows chronic infection of the airways. The airways frequently contain large amounts of thick, pus-containing mucus, causing patients to experience incessant coughing and difficulty in breathing. Often, many of the more distant airways are blocked by secretions or completely destroyed and replaced by fibrous tissue. Inflammation is caused by persistent bacterial infection in the lungs' air passages, often with P. aeruginosa. In turn, that inflammation leads to progressive lung damage. Damage may occur in both lungs or only one lung. Although a small percentage of patients have localized damage that can be treated successfully through surgery, most patients are treated with oral or intravenous antibiotics, including macrolides, quinolones and aminoglycosides. Severely affected patients may require multiple hospitalizations to treat complications of the condition.

     Causes of bronchiectasis include viral or bacterial pneumonia, tuberculosis, primary ciliary disorders, exposure to toxic substances and AIDS/HIV. As an anatomical condition, bronchiectasis can be definitively diagnosed through CT scans, while chronic bronchitis is primarily diagnosed from symptoms. Although the clinical manifestations of bronchiectasis are similar to CF lung disease, bronchiectasis patients are usually older than age 50. The condition affects 70,000 to 100,000 people in the U.S. alone, based on our market studies and hospital discharge records. However, we believe bronchiectasis is significantly underdiagnosed, in part, because symptoms and treatments are similar for bronchiectasis and severe chronic bronchitis.

     The percentage of bronchiectasis patients infected with P. aeruginosa can vary significantly by geography and practice setting (hospital versus office-based practices). Published studies indicate pseudomonal infections can occur in as many as 25% to 50% of bronchiectasis patients in hospital settings. Bronchiectasis patients with moderate to severe disease are the most likely to be infected with P. aeruginosa. Other bacteria that typically infect these patients include Haemophilus influenzae, Streptococcus pneumoniae and Staphylococcus aureus.

     Ventilator-Associated Pneumonia

     Our market studies indicate that annually, 150,000 to 230,000 patients on ventilators in the U.S. develop ventilator-associated pneumonia. The risk of VAP increases the longer the patient is on a ventilator. Pneumonia may be caused by bacterial contamination of the ventilator circuit and respiratory therapy equipment. The presence of invasive medical devices, such as tracheotomy tubes, is another important contributor. Mortality in VAP patients is very high. VAP also contributes to longer hospital stays and increased hospital costs.

     Most VAP infections are due to gram-negative bacteria, particularly those occurring after 72 hours of mechanical ventilation. Bacteria associated with VAP include P. aeruginosa and H. influenzae. Standard treatment is with a combination of antibiotics, often including an intravenous aminoglycoside, such as tobramycin.

     Lung Transplants

     An estimated 7,500 people in the U.S. have had lung transplants. People with CF, idiopathic pulmonary fibrosis (IPF) and chronic obstructive pulmonary disease (COPD) are among the patients who receive lung transplants or heart-lung transplants. Those patients take medications to prevent tissue rejection, which also depress the body's natural defenses against infection and create a greater risk of serious lung infections. Furthermore, some patients continue to harbor pseudomonal infections in their sinuses, increasing their risk of re-developing chronic pseudomonal lung infections. The rate of infection among lung transplant recipients is several times higher than the infection rate for recipients of other organs, most likely related to the exposure of the lung graft to the outside environment. The median survival of lung transplant patients is 3.8 years, with about 30% of deaths related to infection, according to the International Society for Heart and Lung Transplants.

TOBI: The Next Generation

     Cystic fibrosis patients generally take a number of medications and other treatments, even when they are feeling relatively well. A typical regimen requires the patient to spend up to two hours in the morning and another 1-1/2 hours in the evening taking inhaled medications, oral medications/enzymes/vitamins and chest physiotherapy, including the time needed to clean nebulizers and other equipment between uses. Our market studies show that the total time required for these treatments can have a dramatic impact on the patient's compliance with the recommended TOBI treatment regimen and on the physician's assessment of a patient's likelihood of compliance.

     Furthermore, bronchiectasis and other patients outside the CF market may not be familiar with nebulizers and electrically powered air compressors and may not be willing or able to take TOBI using the current delivery technology. As a result, we believe the market for TOBI could be broadened significantly if we can find a way to deliver an effective dose of TOBI more quickly by using a hand-held, portable delivery device. Since we began developing TOBI in the mid-1990s, drug delivery companies have invented new generations of hand-held nebulizers and dry powder delivery devices that do not require the use of an air compressor and could be suitable for inhaled antibiotics.

     One such hand-held, portable device is the AeroDose Inhaler, made by AeroGen, Inc. We are collaborating with AeroGen on developing and registering a product combining TOBI and a customized version of the AeroDose Inhaler. We intend to begin a Phase I clinical trial of TOBI using the AeroGen device in the second quarter of 2000. Our goal is to deliver TOBI to the lungs in 5-10 minutes or less, versus the current 15-20 minutes.

Follow-On Drug Candidates to TOBI

     We are developing other drug candidates in our planned portfolio of antibiotics. The drug candidates would have different mechanisms of action from each other and from TOBI, which could provide physicians with alternative or alternating treatments.

     PA-1806

     About two-thirds of all antibiotics are beta-lactams, including amoxicillin and ceftazidime. Beta-lactams work by interfering with the synthesis of the bacterial cell wall, killing the pathogen rather than simply slowing its growth. The monobactams are a subset of the beta-lactams and share a common core structure (the beta-lactam ring) in their chemical makeup.

     PA-1806 is a patented new chemical entity in the monobactam class of antibiotics that initially was synthesized by Bristol-Myers Squibb. In 1998, PathoGenesis obtained an exclusive worldwide license from Bristol-Myers Squibb for the aerosol use of PA-1806. A patent on the drug candidate (originally BMS-180680) was issued in 1994 and will expire in 2011. We intend to begin Phase I clinical trials of PA-1806 for inhalation in 2000. PA-1806 has a different mechanism of action from TOBI, potentially allowing it to be used for treating serious lung infections in combination with TOBI or in alternating cycles.

     PA-1806's spectrum of activity was evaluated in various studies conducted by Bristol-Myers Squibb. In in vitro studies, PA-1806 was more active than antibiotics currently in use against P. aeruginosa. In addition, PA-1806 was active against Burkholderia cepacia and Stenotrophomonas maltophilia, pathogens that are particularly problematic for people with CF. PA-1806 also has shown efficacy against P. aeruginosa in animal models, including systemic and lung infection models.

     In Phase I clinical trials, Bristol-Myers Squibb tested PA-1806 in intravenous form in healthy volunteers. In intravenous form, the drug candidate had an acceptable safety profile at blood levels above those anticipated to reach circulation by aerosol delivery. However, the drug candidate's systemic half-life in humans was less than one hour, making it unsuitable for intravenous administration. On the other hand, rapid systemic clearance is not an issue in topical aerosol delivery, and may in fact be beneficial.

     A Third, Broad-Spectrum Inhaled Antibiotic

     In early 2000, we announced plans to initiate preclinical development of at least one other antibiotic for inhalation to address broader respiratory infection markets. The ideal drug candidate would target both gram-negative and gram-positive bacteria that cause serious infections, complementing TOBI and PA-1806, which show activity primarily against gram-negative bacteria. Ideally, this third drug candidate could be administered in five minutes or less using a hand-held, portable drug delivery device. We consider a broad spectrum of activity, speed of delivery and convenience to be important factors in treating a wider spectrum of patients who have been diagnosed with serious or chronic lung infections.

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

     Our expertise includes functional genomics and molecular target discovery, assay development for compound screening, technology and informatics to accelerate drug discovery, medicinal chemistry, compound evaluation in animal infection models, and preclinical development capabilities. In addition, we have developed specialized proficiency in the drug mechanisms of action and resistance, inhaled drug delivery, surrogate markers and assays for clinical trials, and clinical microbiology. We spent approximately $30.0 million, $33.0 million and $28.0 million on research and development of proposed drug candidates in 1999, 1998 and 1997, respectively. The amount for 1998 includes the $4.0 million initial fee to license PA-1806.

     In 1999, PathoGenesis, the Cystic Fibrosis Foundation and the University of Washington Genome Center completed a two-year genomic research project on the genetic makeup of P. aeruginosa, a bacterium that affects CF, burn and cancer patients. This is the largest bacterial genome to be analyzed to date. Greater knowledge of the bacterial genome has provided new insights into how P. aeruginosa causes infection and defends itself against antibiotics. We are using our P. aeruginosa database in molecular targeting by identifying and validating a number of essential molecular mechanisms which are shared by P. aeruginosa and other bacteria and that are potential targets for drug activity. In addition, we may seek to patent certain gene sequences that may help us develop and test drug candidates. The genetic data derived from this Pseudomonas Genome Project are published on the Internet at www.pseudomonas.com. From that site, researchers around the world can download gene sequences to their own computers or use resident software to search for similarities between a given gene and the sequences contained in the P. aeruginosa database.

     In early 2000, we announced a collaboration with Chiron Corp. Our joint goal is to develop new antibiotics with new mechanisms of action to better address serious medical needs, such as concerns about drug resistance. The collaboration seeks to combine our strengths in identifying novel antibiotic targets, assays and drug development and knowledge of the P. aeruginosa genome with Chiron's strong combinatorial chemistry library and expertise in high-throughput screening. Many of the antibacterial targets PathoGenesis has identified to date are based on known essential biological processes. Knowledge of those targets and of the relevant biological process allows the PathoGenesis-Chiron research team to design and synthesize compounds that will inhibit, interfere with, or block one or more essential functions in bacteria without interfering with the function of human genes. Combinatorial chemistry allows us to prepare vast numbers of compounds for screening, thereby increasing our opportunities to discover novel antibiotics. Those compounds may be formulated for oral, intravenous or inhaled administration.

Manufacturing

     We currently do not intend to establish internal manufacturing capabilities. Instead, we have entered into contracts with third parties for the production and packaging of TOBI. Contract manufacturing is monitored by our manufacturing and distribution support operation in Annandale, New Jersey, which had 22 employees as of year-end 1999. All manufacturing facilities used by PathoGenesis are subject to inspection by the FDA or regulatory authorities in other countries.

     We obtain bulk powdered tobramycin from two of the principal worldwide suppliers of the drug, and anticipate that either one of those suppliers alone will be able to supply sufficient quantities to meet our current needs. TOBI is formulated and packaged at a U.S. facility that also packages other drugs for inhalation for other pharmaceutical companies. The powdered tobramycin is mixed with water and excipients, then injected into plastic ampules using a form-fill-seal technology in a sterile environment. Each ampule has a snap-top access port, simplifying the action of delivering TOBI directly into a nebulizer for inhalation. Other contract manufacturers handle final packaging of the ampules into aluminum foil pouches and cartons.

     Based upon our Phase III clinical trials of TOBI, we designated the Pari LC Plus nebulizer to be used in TOBI treatments. This nebulizer is manufactured and distributed in the U.S. by Pari Corporation of Germany. The nebulizer has a useful life of about six months and costs about $15 U.S. at retail. Our research shows that this nebulizer efficiently aerosolizes the TOBI solution and delivers the optimal drug particle size to the lung airways, minimizing the amount of drug that is absorbed systemically or coughed out. An electrically powered air compressor also is required for TOBI treatments. CF patients may use nebulizers and compressors for other types of inhaled treatments as well.

     We are investigating the commercial feasibility of delivering TOBI with new generation delivery devices, and may in the ordinary course enter into related arrangements with third parties.

Sales and Marketing

     Cystic fibrosis is a focused market segment comprised of a small group of physicians and treating institutions in the U.S. and abroad. Many of those pulmonologists also treat patients with bronchiectasis, ventilator-associated pneumonia, lung transplants and related conditions.

     We had a U.S. sales force of 30 at year-end 1999. In the U.S., about two-thirds of the 30,000 CF patients are treated by institutions or physicians associated with about 110 CF care centers sponsored by the Cystic Fibrosis Foundation. We have identified about 2,000 pulmonologists at those centers and at office-based practices who care for patients with CF and related conditions and who we believe would be the most likely to prescribe TOBI. Although TOBI has been approved for use by all CF patients with P. aeruginosa lung infections, without limitations based on lung function level, we believe that its usage to date has been primarily in CF patients with moderate to severe lung function impairment. In addition, these are the patients most likely to use TOBI as approved (28 days on drug, 28 days off drug) versus for acute or episodic treatment of pulmonary exacerbations. In 1999, we implemented a number of education and outreach programs to help disseminate the positive results of our TOBI studies, including the benefits of prescribing TOBI to younger patients (particularly adolescents) and of using the drug in chronic intermittent cycles. We expect to continue those marketing efforts in 2000.

     In the U.S., PathoGenesis sells TOBI to drug wholesalers and mail order pharmacies. In 1999, sales to the three largest wholesale distributors accounted for 64% of total sales. Pharmacies that sell TOBI accept assignment of benefits and help patients request reimbursement from third party payors. TOBI has achieved high reimbursement levels from third party payors, including private insurance plans and Medicaid, which covers about 20% of CF patients. Our revenues per carton of TOBI for patients covered by Medicaid are less than our revenues per carton for other patients. If government and third-party payors do not provide adequate coverage and reimbursement for TOBI, its market acceptance would likely decline.

     Because TOBI has been on the market only since January 1998, we do not know with certainty how sales may be affected by a number of factors and whether such factors are sporadic, cyclical or have determinable trends. These factors include: the seasonality arising from business cycles, weather, geographic factors, cold and flu outbreaks, the impact of hospitalization or exacerbations experienced by CF patients, compliance with chronic therapy (28 days on drug, 28 days off drug), physician and patient concerns about potential bacterial resistance to TOBI, insurance reimbursement factors, variability in ordering patterns by drug wholesalers, the effect of price increases and changes in credit terms, and the approval, availability, efficacy and popularity of alternative treatments. The interplay of those factors may cause fluctuations in quarter-to-quarter sales. In addition, the effect those factors may have on sales is likely to change as TOBI sales increase and our drug is introduced in other countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In the second quarter of 1999, we received approval to market TOBI in Canada, where there are about 3,500 CF patients, and Argentina, which has about 400 CF patients. We have a direct sales force of four in Canada and are selling TOBI through a distributor in Argentina. Those countries have CF centers comparable to those in the U.S.

     In the fourth quarter of 1999, we received approval to market TOBI in the U.K., where there are about 6,500 CF patients, and Israel, where there are about 400 CF patients. We have a direct sales force of four in the U.K. and are selling TOBI through a distributor in Israel. The U.K. is the lead country for seeking regulatory approval of TOBI in the rest of the European Union through the mutual recognition process. There are about 20,500 CF patients in those other European Union countries, which generally have CF centers comparable to those in the U.S. In anticipation of TOBI's eventual approval elsewhere in Europe, we have opened offices in France and the Netherlands and announced several exclusive distribution arrangements in various other countries for the sale and distribution of TOBI.

     In 1999, we completed a 28-day open-label, randomized clinical trial of 120 cystic fibrosis patients at 22 CF centers in the U.K. and Ireland. That was the largest study of nebulized antibiotics conducted in Europe to date. Although the study was not required for regulatory approval, it provided European clinicians experience with TOBI in their patients, as well as valuable data for our marketing efforts in Europe. Study results are scheduled to be announced at the 24th European Cystic Fibrosis Conference in June 2000.

     In the first quarter of 2000, we received approval to market TOBI in Australia, where there are about 2,500 CF patients. We are selling TOBI through a distributor in Australia, where TOBI is one of the first drugs to be designated as an orphan drug.

     Regulatory approvals do not necessarily indicate pricing or reimbursement approvals.

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

     In 1998, PathoGenesis obtained exclusive worldwide rights from Bristol-Myers Squibb to PA-1806, a patented chemical compound in the monobactam class of antibiotics. Those rights cover the aerosolized, non-systemic administration of PA-1806 for the treatment or prophylaxis of respiratory tract infectious diseases. We agreed to make initial payments totaling $4.0 million, with subsequent payments to be made upon completion of certain milestones and a royalty on net sales of products using this chemical compound.

     In 2000, we began collaborating with AeroGen, Inc. to develop and register a product combining TOBI with a customized version of AeroGen's hand-held, portable AeroDose Inhaler. Under our development and supply agreement, we will reimburse AeroGen for costs incurred in developing the AeroDose Inhaler and will obtain worldwide exclusive distribution rights to the product. AeroGen will receive royalties on all product sales. PathoGenesis also invested $2.5 million in convertible preferred stock of privately held AeroGen. Based in Sunnyvale, California, AeroGen develops pulmonary drug delivery products for local treatment of respiratory diseases and for input to the systemic circulation.

     In 2000, we announced a collaboration with Chiron Corp. (Nasdaq: CHIR) to develop new antibiotics with new mechanisms of action to better address serious medical needs, such as concerns about drug resistance. The collaboration seeks to combine Chiron's strong combinatorial chemistry library and expertise in high-throughput screening with our strengths in bacterial target discovery and antibiotic development, as well as our knowledge of the P. aeruginosa genome.

     We engage in other research and development collaborations and licensing arrangements with various academic institutions, government and commercial research groups, and other companies. For example, we entered into a contract with the Cystic Fibrosis Foundation and the University of Washington to sequence the P. aeruginosa genome as described under "Research and Development." We believe that none of the licenses under those other arrangements is currently material in relation to our business as a whole. We expect to pursue additional license agreements and research collaboration arrangements.

Patents

     PathoGenesis generally applies for patents for its proprietary compounds, formulations or technologies. Our patent protection includes a U.S. formulation patent on TOBI that will expire in 2013.

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

     Before a drug may be commercially distributed in the U.S., its developer must complete the following steps:

 .    conduct preclinical laboratory and animal tests

 .    submit an Investigational New Drug (IND) application that must be approved by the FDA before clinical trials may begin

 .    conduct controlled human clinical trials to establish the safety and efficacy of the drug candidate

 .    file a New Drug Application (NDA) with the FDA

 .    comply with FDA inspection of drug manufacturing facilities to ensure compliance with applicable requirements

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

     In marketing our products outside the U.S., we must comply with the varying regulations of international markets. Marketing authorizations generally are approved at the national level. If a regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization is usually granted. In the European Union, the mutual recognition approval process is available to companies wishing to market a product in more than one country in the Union. Based on TOBI's regulatory approval in the U.K., we are requesting that the other European Union countries approve our inhaled drug under the mutual recognition process. Approval by the FDA and similar health authorities does not ensure approval by other countries where TOBI is under regulatory review.

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

     The use of antibiotics to treat pseudomonal and other bacterial infections is well-established. In cystic fibrosis patients with pseudomonal lung infections, tobramycin is the most commonly used intravenous antibiotic. Medical therapies for patients with CF include antibiotics, anti-inflammatory drugs, oral replacement enzymes to maintain nutrition, physical therapy to the chest to loosen lung secretions, and mucolytics to clear pulmonary secretions. We believe those CF therapies complement TOBI. However, the optimal combination may vary among patients. In addition, the potential high cost of combination therapy may limit the use of TOBI in conjunction with other therapies. There can be no assurance that alternative formulations of tobramycin, other antibiotics or different approaches to therapy will not prove to be more efficacious, safer or more cost-effective than TOBI.

Human Resources

     As of December 31, 1999, PathoGenesis had 283 employees, of which 157 were engaged in research and development and 68 in sales and marketing. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees are covered by collective bargaining agreements. We have entered into confidentiality agreements with all our employees.

Item 2.   Properties

     Our principal facility consists of approximately 71,000 square feet of leased laboratory and office space in Seattle, Washington. The lease expires in March 2003. We have subleased a portion of this space to a third party. We have also leased about 32,000 square feet of additional office space in Seattle to accommodate our growth as a commercial enterprise. This lease also expires in March 2003.

     We also lease an administrative and sales and marketing office of approximately 13,000 square feet in Skokie, Illinois. This lease expires in March 2003. Additional leased laboratory and office space in Annandale, New Jersey consists of approximately 37,000 square feet and houses manufacturing and distribution support operations. The lease expires in December 2001.

     In 1998, we purchased an office building consisting of approximately 8,000 square feet in Cranford, Middlesex, England to house the operations of PathoGenesis Limited. This wholly owned subsidiary of PathoGenesis Corporation is leading our European expansion efforts.

Item 3.   Legal Proceedings

     On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis Corporation, our chief executive officer and our chief financial officer. The eight consolidated lawsuits (Lipton v. PathoGenesis et al., C99-0419; Green v. PathoGenesis et al., C99-0439; Gellert v. PathoGenesis et al., C99-0452; May v. PathoGenesis et al., C99-0453; Shapiro v. PathoGenesis et al., C99-0455; Bassin v. PathoGenesis et al., C99-0469; Barker v. PathoGenesis et al., C99-0503; and Kralovk v. PathoGenesis et al., C99-0506) purported to allege claims on behalf of all purchasers of PathoGenesis common stock during the period January 15, 1999 to March 22, 1999. Plaintiffs had claimed that the company and the officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding the company's 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. Plaintiffs have appealed the dismissal order to the United States Court of Appeals for the Ninth Circuit. We intend to defend the appeal vigorously. Although we cannot ascertain the ultimate outcome of the appeal at this time or predict with certainty the results of legal proceedings, we currently believe that the resolution of the appeal will not have a material adverse effect on our financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5.   Market for the Company's Common Stock and Related Stockholder Matters

     PathoGenesis' common stock trades on the Nasdaq National Market under the symbol PGNS. As of March 17, 2000, there were approximately 404 holders of record of common stock. However, we believe the actual number of beneficial holders is substantially greater. The company has not paid any cash dividends on the common stock to date, and currently intends to retain any earnings for the development and growth of its business.

     The following table shows the range of high and low sales prices of the common stock as quoted on the Nasdaq National Market for each quarter in 1999 and 1998. On March 17, 2000, the last reported sale price for the common stock was $25.75.

                                                           High            Low

     1999:
       Fourth Quarter................................    $ 23.00        $ 14.00
       Third Quarter.................................      20.688         13.00
       Second Quarter................................      15.875         11.125
       First Quarter.................................      59.00          10.063

     1998:
       Fourth Quarter................................      61.50          29.625
       Third Quarter.................................      37.00          22.00
       Second Quarter................................      40.375         26.313
       First Quarter.................................      40.25          31.00

Item 6.   Selected Financial Data

     In the table below, we present selected financial data for each of the five years ended December 31, 1999, 1998, 1997, 1996 and 1995. We derived this information from our consolidated financial statements. Please read the data below in conjunction with the audited consolidated financial statements, related notes and the other financial information included in this report.




In thousands, except per share data                                    Years ended December 31,
                                          ---------------------------------------------------------------------------------------
                                              1999            1998              1997               1996               1995
                                          -------------  ---------------  -----------------  -----------------  -----------------
Statement of Operations Data:
Revenues:
  Sales.................................     $60,052          $60,684           $     --           $     --           $     --
  Grants and royalties..................         792              368                442                440                 --
                                             -------          -------           --------           --------           --------
    Total revenues......................      60,844           61,052                442                440                 --
Operating expenses:
  Cost of sales.........................      11,239            9,555                 --                 --                 --
  Research and development..............      30,397           28,993             28,018             20,673             15,668
  Selling, general and administrative...      29,165           20,074             10,582              4,241              3,609
  License fee...........................          --            4,000                 --                 --                 --
                                             -------          -------           --------           --------           --------
    Total operating expenses............      70,801           62,622             38,600             24,914             19,277
                                             -------          -------           --------           --------           --------
    Operating loss......................      (9,957)          (1,570)           (38,158)           (24,474)           (19,277)
                                             -------          -------           --------           --------           --------
Other income (expense):
  Investment income, net................       2,707            4,056              5,278              3,294              1,287
  Interest expense......................        (627)            (493)                --                 --                 --
  Other expense.........................        (318)            (110)              (158)               (84)               (34)
                                             -------          -------           --------           --------           --------
    Net other income....................       1,762            3,453              5,120              3,210              1,253
                                             -------          -------           --------           --------           --------
    Net income (loss)...................     $(8,195)         $ 1,883           $(33,038)          $(21,264)          $(18,024)
                                             =======          =======           ========           ========           ========
Income (loss) per common share:
  Basic.................................      $(0.50)           $0.12             $(2.10)            $(1.66)          $  (2.20)
                                             =======          =======           ========           ========           ========
  Diluted...............................      $(0.50)           $0.11             $(2.10)            $(1.66)          $  (2.20)
                                             =======          =======           ========           ========           ========
Weighted average common shares
 outstanding:
  Basic.................................      16,407           16,265             15,704             12,829              8,210
  Diluted...............................      16,407           17,156             15,704             12,829              8,210


In thousands                                                            At December 31,
                                         ---------------------------------------------------------------------------
                                              1999           1998            1997            1996           1995
                                         --------------  -------------  --------------  --------------  ------------
Balance Sheet Data:
Cash, cash equivalents and investment
 securities............................     $ 45,006       $ 55,007         $79,041         $60,688       $37,447
Total current assets...................       68,211         79,784          87,190          61,809        38,884
Total assets...........................      100,837        112,766          97,596          69,999        46,963
Total current liabilities..............       14,422         14,631           8,107           2,974         3,453
Long-term liability....................           --          4,725              --              98           462
Total stockholders' equity.............       86,414         93,410          89,489          66,926        43,048

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In reading the discussion below, you should keep in mind that it contains forward-looking statements involving risks and uncertainties that affect our future operating results. Those factors include, but are not limited to, uncertainties related to the fact that PathoGenesis only began commercial operations in 1998, its dependence on TOBI, the degree of penetration of its markets and frequency of TOBI's use by patients, risks associated with marketing TOBI in international markets, third party reimbursement and product pricing, seasonal impacts on hospitalizations or exacerbations experienced by patients, variability in wholesaler ordering patterns, drug development and clinical trials, uncertain outcome of the U.S. and international drug approval process, competition and alternative therapies. A discussion of some of those factors is included in Exhibit 99.1 of this report.

Results of Operations

     Years Ended December 31, 1999 and 1998

     Revenues. Revenues in 1999 totaled $60.8 million, including $60.1 million from TOBI sales. Research grants and royalties generated the balance of $792,000. Revenues for 1998 were $61.1 million, including $60.7 million from TOBI sales in the first year of the drug's launch. Research grants and royalties generated the balance of $368,000 in 1998. Because we launched TOBI in 1998, sales in that year benefited from initial purchases of stock to fill the distribution chain. In addition, our 1999 and 1998 sales were affected by quarterly fluctuations in ordering patterns for TOBI. Quarterly TOBI sales volume is influenced by a number of factors, including underlying demand and wholesaler inventory management practices.

     Operating Expenses. We incurred total operating expenses of $70.8 million in 1999, an increase of $8.2 million from $62.6 million in 1997. Cost of sales was $11.2 million in 1999, an increase of $1.7 million from $9.6 million in 1998. This increase in the cost of sales is the result of a reduction in the number of manufacturing batches in 1999, leading to a higher portion of manufacturing costs being charged directly to cost of sales. Research and development expense for 1999 increased by $1.4 million to $30.4 million from $29.0 million in 1998. Selling, general and administrative expenses increased to $29.2 million in 1999 from $20.1 million in 1998 due mainly to increased sales and marketing costs. In 1999, we increased our U.S. sales force 30%. We also expanded our advisory board of respected cystic fibrosis physicians, who are assisting us in communicating the extensive data now available on TOBI. We also made significant strides in expanding the international market for TOBI. In 1999 and early 2000, we received regulatory approvals to market TOBI in Canada, Argentina, Israel, Australia and the United Kingdom. General and administrative expenses also rose due to staff-related and consulting costs.

     Net Income (Loss). We had an operating loss of $10.0 million in 1999, an increase of $8.4 million from the operating loss of $1.6 million in 1998. This increased loss was due to higher operating expenses in 1999, primarily relating to sales and marketing costs. Including net other income (primarily income from investment securities), our net loss for 1999 was $8.2 million, compared to net income of $1.9 million in 1998. In 1999, net investment income decreased by $1.4 million to $2.7 million from $4.1 million in 1998. The decrease was primarily due to lower average invested cash balances. Interest expense, most of which represents the amortization of the discount on the remaining installments of our obligation to the Cystic Fibrosis Foundation, totaled $627,000 and $493,000 in 1999 and 1998, respectively.

     Years Ended December 31, 1998 and 1997

     Revenues. Revenues in 1998 totaled $61.1 million, including $60.7 million from TOBI sales in the first year of the drug's launch. Research grants and royalties generated the balance of $368,000. Revenues for 1997 were $442,000, which were entirely generated by research grants and royalties.

     Operating Expenses. We incurred total operating expenses of $62.6 million in 1998, an increase of $24.0 million from $38.6 million in 1997. The costs of manufacturing and marketing TOBI accounted for the majority of the increase. A $4.0 million license fee to Bristol-Myers Squibb for PA-1806, a novel, patented drug candidate being developed as an inhaled antibiotic, also represented a significant portion of the increase. Cost of sales was $9.6 million in 1998. We did not incur such costs in 1997 because sales did not begin until 1998. Our research and development expense for 1998 increased by $1.0 million to $29.0 million from $28.0 million in 1997. These costs rose as we continued to develop new drug candidates and pursue regulatory approval of TOBI in Canada, Europe and other markets. Selling, general and administrative expenses increased to $20.1 million in 1998 from $10.6 million in 1997. The increase primarily reflects the costs associated with supporting our U.S. sales and marketing effort, adding administrative staff and developing a sales and marketing program in Europe.

     Net Income (Loss). We had an operating loss of $1.6 million in 1998, a decrease of $36.6 million from the operating loss of $38.2 million in 1997. This decline in operating loss was due to TOBI sales revenues in 1998. Including net other income (primarily income from investment securities), our net income for 1998 was $1.9 million, compared to a net loss of $33.0 million in 1997. In 1998, net investment income decreased by $1.2 million to $4.1 million from $5.3 million in 1997. The decrease was primarily due to lower average invested cash balances. Interest expense in 1998 totaled $493,000. We had no interest expense in 1997.

Liquidity and Capital Resources

     Our combined cash, cash equivalents and investment securities totaled $45.0 million at December 31, 1999, a decrease of $10.0 million from the balance of $55.0 million at December 31, 1998. We expect that these funds, in combination with expected revenues from sales of TOBI, should be sufficient to meet our operating expenses and capital requirements for the foreseeable future. In addition, we obtained a $10.0 million revolving line of credit in 1999 from Harris Trust and Savings Bank.

     Net cash used in operating activities totaled $1.2 million for 1999, compared to $9.6 million in 1998. We incurred an $8.2 million net loss for 1999, compared to net income of $1.9 million for 1998. Significant changes in working capital components included a $4.9 million decrease in accounts receivable and $4.7 million increase in inventory, compared to increases of $11.0 million and $5.0 million, respectively, in 1998. Also, license payable decreased by $2.0 million in 1999 as we paid the second half of our initial obligation to Bristol-Myers Squibb. In addition, during 1999 we purchased $4.4 million in property and equipment and made our second installment payment of $5.3 million for the rights in TOBI acquired from the Cystic Fibrosis Foundation. At December 31, 1999, our working capital was $53.8 million and current ratio was 4.73 to 1.

     In 2000, we expect net cash flow from operations to be about break-even. We expect to incur capital expenditures of approximately $4.0 million to $6.0 million. In March 2000, we invested $2.5 million in convertible preferred stock of privately held AeroGen, Inc. In addition, the final installment payment of $5.3 million to the Cystic Fibrosis Foundation will be due in May 2000. This cash flow projection does not include the effects of any licensing or collaboration agreements which we may enter into in 2000.

     We plan to continue our policy of investing excess funds in government securities and investment grade, interest-bearing securities, primarily those with an expected maturity of one-and-one-half years or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

     At December 31, 1999, we had tax net operating loss carryforwards of approximately $100.6 million and research and experimentation tax credit carryforwards of approximately $1.5 million, both of which will begin to expire in 2007. We also have orphan drug credits of approximately $5.0 million, which will expire beginning in 2007.

Outlook

     We expect sales of TOBI to increase in 2000, as we further penetrate the U.S. cystic fibrosis market, gain approvals for TOBI in international markets and expand TOBI's use in other patients with serious lung infections. We expect cost of sales as a percentage of sales to decline slightly in 2000 as sales volumes increase. We expect our sales and marketing costs to continue increasing at a rate comparable to prior years as we expand U.S. sales and open new markets in Europe and elsewhere. Having received marketing approval for TOBI in the U.K., we are seeking approval for TOBI from the other European Union countries through a mutual recognition process. We are marketing TOBI using our own sales force in the U.K. and Canada. We intend to market TOBI ourselves in several other countries, while working through distributors elsewhere. To date, we have secured agreements with specialized local distributors in Argentina, Australia, Cyprus, Germany, Greece, Israel, Italy and the Nordic countries.

     Research and development costs are expected to increase in 2000 as we invest in a number of new development initiatives. For example, we intend to conduct or co-sponsor a number of Phase IV clinical trials of TOBI in cystic fibrosis, bronchiectasis, ventilator-associated pneumonia and lung transplant patients. In addition, we currently plan to begin Phase I clinical trials of PA-1806 later in 2000.

     We have begun a program to develop a more convenient version of TOBI. Our goal is to reduce TOBI's delivery time from 15-20 minutes to 5-10 minutes or less. Drug delivery companies are developing new generations of nebulizers and dry powder delivery devices that were not available when TOBI was formulated in 1994. These devices are hand-held, portable and do not require the use of an electrically powered air compressor. In March 2000, we entered into an agreement with AeroGen, Inc. to collaborate on the development and registration of a product combining TOBI and AeroGen's hand-held, portable AeroDose(TM) Inhaler. Under the development and supply agreement, we will reimburse AeroGen for costs incurred in developing the AeroDose Inhaler and will obtain worldwide exclusive distribution rights to the product. AeroGen will receive royalties on all product sales.

     We also intend to select and initiate development of at least one other antibiotic for inhalation to address broader respiratory infection markets, as a result of our own research programs and collaborations with others. In January 2000, we announced a research collaboration with Chiron Corp., with the goal of identifying new classes of antibiotics for oral, intravenous and inhaled administration that could address the increasingly important issue of drug resistance. The collaboration seeks to combine Chiron's strong combinatorial chemistry library and expertise in high-throughput screening with our strengths in bacterial target discovery and antibiotic development, as well as our knowledge of the P. aeruginosa genome (genetic structure).

Year 2000

     We completed our year 2000 compliance program in late 1999, which included verification testing of our internal information technology and information systems. In addition, we contacted key third parties, such as suppliers, customers and financial institutions, to assure no interruption of our business relationships would occur due to year 2000 compliance issues. Our existing systems that were not year 2000-compliant represented a small percentage of our systems, and almost all noncompliant systems were replaced as part of normal technology upgrades in 1999. The remaining systems were evaluated on an individual basis, and upgraded or replaced as necessary. Our total year 2000 compliance costs were approximately $50,000 in 1999, excluding the costs of technology upgrades made in the ordinary course of business.

     Our systems successfully transitioned to the year 2000, and to date we have not experienced any significant problems associated with year 2000 issues. However, there may be latent problems that surface at certain dates or events in the future. We will continue to monitor our systems and those of key third parties throughout the year 2000 to ensure that any latent problems are addressed promptly.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and changes in the market values of our investments, in addition to changes in foreign currency exchange rates.

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to debt securities included in our investment portfolio. We do not hold any derivative financial instruments. We invest in government securities and high-quality corporate obligations. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if prevailing interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 1999, we owned $3.7 million in government debt instruments and $30.8 million in corporate debt securities. Our exposure to losses as a result of interest rate changes is managed through investing in securities predominantly with maturities of one-and-one-half years or less.

Foreign Currency Risk

     Substantially all the revenue and operating expenses of our subsidiaries are denominated in local currencies and translated into U.S. dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation primarily impacts revenue and operating expenses as a result of exchange rate fluctuations. Because our inventories are manufactured in the U.S., foreign currency fluctuations generally do not affect our cost of sales. Our foreign currency transaction risk is primarily limited to amounts receivable from our subsidiaries and distributors, which are denominated in local currencies. We do not currently utilize foreign currency hedging contracts. If the U.S. dollar uniformly increases in strength by 10% in 2000 relative to the currencies in which our sales are denominated, income before taxes would not be significantly impacted.

Item 8.   Consolidated Financial Statements

     The consolidated financial statements for the fiscal year ended December 31, 1999 appear beginning on page F-1 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant

     The information appearing under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management - Did directors and executive officers comply with Section 16(a) beneficial ownership report requirements in 1999?" in the proxy statement for the annual meeting of stockholders to be held on May 31, 2000, is incorporated in this report by reference.

Item 11.  Executive Compensation

     Information appearing under the caption "Executive Compensation" in the proxy statement for the 2000 annual meeting is incorporated in this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for the 2000 annual meeting is incorporated in this report by reference.

Item 13.  Certain Relationships and Related Transactions

     None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed As a Part of This Report

     (1) Financial Statements. PathoGenesis' consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, together with the report of its Independent Auditors, appear beginning on page F-1.

     (2) Financial Statement Schedule. The following schedule supporting the foregoing consolidated financial statements for the years ended December 31, 1999 and 1998, is filed as part of this Form 10-K.

          Schedule II. Valuation and Qualifying Accounts - page 22

          Report of Independent Auditors on Schedule - page 23

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

          10.3 Employment Agreement between the Company and A. Bruce Montgomery, dated September 19, 1995

          10.4 Employment Agreement between the Company and Marc F. Wipperman, effective as of July 1, 1996

          10.26     1992 Stock Option Plan

          10.27     1996 Non-Employee Director Plan

          10.28     1997 Stock Option Plan and related Form of Stock Option
                    Agreement

          10.32 Form of Change in Control Employment Agreement for certain key employees

          10.34 1999 Employee Stock Option Plan and related Form of Stock Option Agreement

          10.35     1999 Stock Plan and related Form of Stock Option Agreement

          10.36     Employee Stock Purchase Plan

          10.37     401(k) Profit Sharing Plan and related Trust Agreement

(b)  Reports on Form 8-K

     PathoGenesis filed a report on Form 8-K on December 15, 1999, upon receiving regulatory approval to market TOBI in the U.K.

(c)  Exhibits

     The exhibits to this report are listed in the Exhibit Index which appears after the signature page of this report and is hereby incorporated by reference.

                                                                     SCHEDULE II


                       Valuation and Qualifying Accounts
                    Years Ended December 31, 1999 and 1998

                                            Balance at                                              Balance
                                            beginning                                               at end
                                             of year          Additions        Deductions           of year
                                           -----------       -----------       -----------        -----------
Year ended December 31, 1998

Allowances for discounts, returns,
 bad debts, chargebacks and rebates        $        --       $ 3,554,436       $ 2,003,572        $ 1,550,864

Year ended December 31, 1999

Allowances for discounts, returns,
 bad debts, chargebacks and rebates        $ 1,550,864       $ 6,098,929       $ 4,462,420        $ 3,187,373

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Stockholders
PathoGenesis Corporation:

     Under the date of January 21, 2000 except as to note 12, which is as of March 23, 2000, we reported on the consolidated balance sheets of PathoGenesis Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts for the years ended December 31, 1999 and 1998 contained in the 1999 Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Seattle, Washington
January 21, 2000

                           PATHOGENESIS CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------

Independent Auditors' Report............................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998............  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997......................................  F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997......................................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997......................................  F-6
Notes to Consolidated Financial Statements..............................  F-7

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
PathoGenesis Corporation:

     We have audited the accompanying consolidated balance sheets of PathoGenesis Corporation and subsidiaries (Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PathoGenesis Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                   KPMG LLP

Seattle, Washington
January 21, 2000,
except as to note 12, which is as of
March 23, 2000

                           PATHOGENESIS CORPORATION

                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                    December 31,
                                                                       --------------------------------------
                               Assets                                         1999                 1998
                                                                       ------------------   -----------------
Current assets:
  Cash and cash equivalents                                            $       10,456,031   $       8,139,153
  Investment securities                                                        34,549,738          46,868,390
  Accounts receivable, net                                                      6,038,299          10,961,242
  Interest receivable                                                             442,676             427,618
  Inventories                                                                  14,613,385           9,907,916
  Other current assets                                                          2,110,610           3,480,022
                                                                       ------------------   -----------------
    Total current assets                                                       68,210,739          79,784,341
                                                                       ------------------   -----------------
Restricted investment                                                                  --             675,000

Property and equipment, at cost:
  Land                                                                          3,030,938           3,194,923
  Building and improvements                                                     1,454,850           1,515,543
  Leasehold improvements                                                        9,735,242           9,367,898
  Furniture and equipment                                                      16,948,235          13,263,162
                                                                       ------------------   -----------------
                                                                               31,169,265          27,341,526
  Less accumulated depreciation and amortization                               12,957,926           9,704,385
                                                                       ------------------   -----------------
    Net property and equipment                                                 18,211,339          17,637,141
                                                                       ------------------   -----------------
License rights, net                                                            13,591,321          14,562,129

Other assets                                                                      823,519             107,136
                                                                       ------------------   -----------------
                                                                       $      100,836,918   $     112,765,747
                                                                       ==================   =================

                Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                     $        1,668,775   $       1,180,909
  Compensation and benefits                                                     2,524,184           2,580,790
  Clinical development costs                                                    1,391,383             199,869
  Accrued royalties                                                               906,629             827,739
  License payable                                                                      --           2,000,000
  Other accrued expenses                                                        2,781,644           2,691,572
  Current portion of long-term liability                                        5,149,847           5,149,847
                                                                       ------------------   -----------------
    Total current liabilities                                                  14,422,462          14,630,726
                                                                       ------------------   -----------------
Long-term liability, net of current portion                                            --           4,724,630

Commitments and subsequent events

Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized 1,000,000 shares;
   none issued and outstanding                                                         --                  --
  Common stock, $0.001 par value.  Authorized 60,000,000 shares;
   16,451,530 shares and 16,328,580 shares issued and outstanding
   at December 31, 1999 and 1998, respectively                                     16,452              16,329
  Additional paid-in capital                                                  194,641,919         193,188,363
  Deferred compensation                                                          (526,199)           (987,156)
  Accumulated other comprehensive income (loss)                                  (582,036)            133,117
  Accumulated deficit                                                        (107,135,680)        (98,940,262)
                                                                       ------------------   -----------------
    Total stockholders' equity                                                 86,414,456          93,410,391
                                                                       ------------------   -----------------
                                                                       $      100,836,918   $     112,765,747
                                                                       ==================   =================


         See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION

                               AND SUBSIDIARIES

                     Consolidated Statements of Operations



                                                                       Years ended December 31,
                                                             ----------------------------------------------
                                                                 1999            1998             1997
                                                             -------------   -------------   --------------
Revenues:
  Sales                                                      $  60,052,486   $  60,684,091   $           --
  Grants and royalties                                             791,739         367,673          441,880
                                                             -------------   -------------   --------------
    Total revenues                                              60,844,225      61,051,764          441,880
                                                             -------------   -------------   --------------
Operating expenses:
  Cost of sales                                                 11,239,170       9,555,213               --
  Research and development                                      30,397,456      28,992,714       28,017,738
  Selling, general and administrative                           29,164,673      20,073,736       10,582,072
  License fee                                                           --       4,000,000               --
                                                             -------------   -------------   --------------
    Total operating expenses                                    70,801,299      62,621,663       38,599,810
                                                             -------------   -------------   --------------
    Operating loss                                              (9,957,074)     (1,569,899)     (38,157,930)
                                                             -------------   -------------   --------------
Other income (expense):
  Investment income, net                                         2,706,739       4,055,821        5,278,098
  Interest expense                                                (626,727)       (492,551)              --
  Other expense                                                   (318,356)       (110,470)        (157,898)
                                                             -------------   -------------   --------------
    Net other income                                             1,761,656       3,452,800        5,120,200
                                                             -------------   -------------   --------------
    Net income (loss)                                        $  (8,195,418)  $   1,882,901   $  (33,037,730)
                                                             =============   =============   ==============
Income (loss) per common share:
  Basic                                                      $       (0.50)  $        0.12   $        (2.10)
                                                             =============   =============   ==============
  Diluted                                                    $       (0.50)  $        0.11   $        (2.10)
                                                             =============   =============   ==============
Weighted average common shares outstanding:
  Basic                                                         16,406,734      16,265,452       15,704,151
  Diluted                                                       16,406,734      17,155,691       15,704,151


         See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION

                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity



                                     Number of                                           Accumulated
                                      common                 Additional                     other                         Total
                                      shares       Common     paid-in      Deferred     comprehensive    Accumulated   stockholders'
Description                         outstanding    stock      capital    compensation   income (loss)      deficit        equity
                                    ------------  -------  ------------  -------------  -------------  --------------  -------------
Balances at December 31, 1996         13,930,760  $13,931  $134,727,920   $        --    $   (30,204)  $ (67,785,433)  $ 66,926,214

Shares issued for
 cash, net of issue
 costs of $3,546,639                   2,100,000    2,100    53,151,262            --             --              --     53,153,362
Exercise of options
 and warrants                            207,889      208     2,140,248            --             --              --      2,140,456
Deferred compensation
 from granting of
 stock options                                --       --     1,594,024    (1,594,024)            --              --             --
Compensation expense
 from stock options                           --       --            --       298,879             --              --        298,879
Comprehensive loss                            --       --            --            --             --              --             --
    Net loss                                  --       --            --            --             --     (33,037,730)   (33,037,730)
    Unrealized gain on
     investment securities                    --       --            --            --          7,569              --          7,569
                                                                                                                       -------------
Total comprehensive loss                      --       --            --            --             --              --    (33,030,161)
                                    ------------  -------  ------------  -------------  -------------  --------------  -------------
Balances at December 31, 1997         16,238,649   16,239   191,613,454    (1,295,145)       (22,635)   (100,823,163)    89,488,750

Exercise of stock options                 89,931       90     1,373,827            --             --              --      1,373,917
Deferred compensation
 from granting of
 stock options                                --       --       201,082      (201,082)            --              --             --
Compensation expense
 from stock options                           --       --            --       509,071             --              --        509,071
Comprehensive income                          --       --            --            --             --              --             --
    Net income                                --       --            --            --             --       1,882,901      1,882,901
    Unrealized gain on
     investment securities                    --       --            --            --        155,752              --        155,752
                                                                                                                       -------------
Total comprehensive income                    --       --            --            --             --              --      2,038,653
                                    ------------  -------  ------------  -------------  -------------  --------------  -------------
Balances at December 31, 1998         16,328,580   16,329   193,188,363      (987,156)       133,117     (98,940,262)    93,410,391

Exercise of stock options
 and warrants                             59,889       60       541,594            --             --              --        541,654
Shares purchased through
 employee stock purchase plan             63,061       63       911,962            --             --              --        912,025
Compensation expense
 from stock options                           --       --            --       460,957             --              --        460,957
Comprehensive loss
     Net loss                                 --       --            --            --             --      (8,195,418)    (8,195,418)
     Foreign currency
      translation adjustments                 --       --            --            --       (287,183)             --       (287,183)
     Unrealized loss on
      investment securities                   --       --            --            --       (427,970)             --       (427,970)
                                                                                                                       -------------
Total comprehensive loss                      --       --            --            --             --              --     (8,910,571)
                                    ------------  -------  ------------  -------------  -------------  --------------  -------------
Balances at December 31, 1999         16,451,530  $16,452  $194,641,919   $  (526,199)   $  (582,036)  $(107,135,680)  $  86,414,456
                                    ============  =======  ============  =============  =============  ==============  =============


         See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION

                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows



                                                                                     Years ended December 31,
                                                                    ------------------------------------------------------------
                                                                          1999                 1998                  1997
                                                                    -----------------    -----------------    ------------------
Cash flows from operating activities:
  Net income (loss)                                                  $   (8,195,418)       $   1,882,901       $   (33,037,730)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization                                         3,468,865            2,566,335             2,076,900
    Amortization of license rights                                          970,808              153,131                    --
    Amortization of discount on long-term liability                         608,703              492,551                    --
    Compensation expense from stock options                                 460,957              509,071               298,879
    Loss on sale of property and equipment                                   16,975                   --                42,643
    Changes in certain assets and liabilities:
      Accounts receivable                                                 4,922,943          (10,961,242)                   --
      Interest receivable                                                   (15,058)             228,778              (357,959)
      Inventories                                                        (4,705,492)          (4,972,158)           (4,935,758)
      Other current assets                                                1,352,705             (923,613)           (1,733,317)
      Other assets                                                           54,403               15,053               (21,819)
      Accounts payable                                                      503,177               12,044               356,606
      Compensation and benefits                                             (56,606)           1,119,623               686,909
      Clinical development costs                                          1,190,489           (2,685,238)            2,066,478
      Accrued royalties                                                      78,890              827,739                    --
      License payable                                                    (2,000,000)           2,000,000                    --
      Other accrued expenses                                                104,190               99,912             2,022,592
      Other                                                                      --                   --               (65,191)
                                                                    -----------------    -----------------    ------------------
        Net cash used in operating activities                            (1,239,469)          (9,635,113)          (32,600,767)
                                                                    -----------------    -----------------    ------------------
Cash flows from investing activities:
  Purchases of investment securities                                    (31,702,730)         (47,736,796)         (177,646,664)
  Sales of investment securities                                         44,268,412           74,893,699           149,653,588
  Purchases of property and equipment                                    (4,385,659)         (10,594,811)           (4,370,202)
  Proceeds from sale of property and equipment                               73,755                   --                56,000
  Purchases of other assets                                                (810,893)                  --                    --
  Purchase of license rights                                                     --           (5,333,334)                   --
                                                                    -----------------    -----------------    ------------------
        Net cash provided by (used in) investing activities               7,442,885           11,228,758           (32,307,278)
                                                                    -----------------    -----------------    ------------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                     --                   --            53,153,362
  Proceeds from issuance of common stock in connection
   with employee stock purchase plan                                        912,025                   --                    --
  Stock option and warrant exercises                                        541,654            1,373,917             2,140,456
  Payment of long-term liability                                         (5,333,333)                  --                    --
                                                                    -----------------    -----------------    ------------------
        Net cash provided by (used in) financing activities              (3,879,654)           1,373,917            55,293,818
                                                                    -----------------    -----------------    ------------------
Effect of exchange rate changes on cash                                      (6,884)                  --                    --
                                                                    -----------------    -----------------    ------------------
        Net increase (decrease) in cash and
         cash equivalents                                                 2,316,878            2,967,562            (9,614,227)

Cash and cash equivalents at beginning of year                            8,139,153            5,171,591            14,785,818
                                                                    -----------------    -----------------    ------------------
Cash and cash equivalents at end of year                             $   10,456,031        $   8,139,153       $     5,171,591
                                                                    =================    =================    ==================

Supplemental schedule of noncash investing and
 financing activities - Seller-financed
 acquisition of license rights                                       $           --        $   9,381,926       $            --


         See accompanying notes to consolidated financial statements.

                           PATHOGENESIS CORPORATION
                               AND SUBSIDIARIES

     Notes to Consolidated Financial Statements, December 31, 1999 and 1998

(1)  Organization and Summary of Significant Accounting Policies

     Business

     PathoGenesis Corporation is a pharmaceutical company that develops and commercializes drugs to treat chronic infectious diseases where there is a significant need for improved therapy. We market TOBI(R) (tobramycin solution for inhalation), an inhaled antibiotic, for management of P. aeruginosa lung infections in patients with cystic fibrosis. In addition, PathoGenesis is developing other drug candidates to treat serious chronic lung infections, including those common in cystic fibrosis, bronchiectasis and ventilator patients.

     Concentrations of Risk

     Substantially all our revenue is currently generated through sales of TOBI. Our other drug candidates are not expected to be commercially available for at least several years, if at all. Therefore, a significant change in demand or pricing for TOBI, or the introduction of a competing product, are among the factors that could have a material impact on our operations.

     PathoGenesis uses wholesale distributors of pharmaceutical products as the principal means of distributing TOBI to clinics, hospitals and pharmacies. For 1999 and 1998, sales to our three largest wholesale distributors were 64% and 65% of total sales, respectively. Accounts receivable from these distributors were 44% and 63% of total accounts receivable at December 31, 1999 and 1998, respectively.

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

     Cash Equivalents

     All investments in debt instruments with a contractual maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents totaled $1,900,000 at December 31, 1999. There were no cash equivalents at December 31, 1998.

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

     Investment in Affiliate

     In 1999, we acquired approximately 20% of the issued share capital of PulmoPharm GmbH, a distributor of pharmaceutical products in Germany. This investment is included in other assets and is accounted for using the equity method. Accordingly, the investment is recorded at cost, adjusted for our share of income or losses of the entity.

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

     Revenues

     Product sales are recognized upon shipment. We perform ongoing credit evaluations of our customers and generally do not require collateral. Product sales are recorded net of reserves for estimated chargebacks, returns, discounts and rebates. Allowances for discounts, returns, bad debts, chargebacks and rebates, which are netted against accounts receivable, totaled $3,187,373 and $1,550,864 at December 31, 1999 and 1998, respectively.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which must be applied in the first quarter of 2000. SAB No. 101 provides guidance on revenue recognition issues. We do not expect that the adoption of SAB No. 101 will have a current impact on our financial statements.

     Translation of Foreign Currencies

     The financial statements of our subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenues and expenses. The local currency is considered to be the functional currency for each entity and accordingly, translation adjustments for these subsidiaries are included as a component of accumulated other comprehensive income or loss in stockholders' equity. Transaction gains and losses are recorded in other income (expense) and were insignificant in 1999 and 1998.

     Research and Development Costs

     Research and development costs are charged to expense as incurred.

     Income Taxes

     Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards.

     Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Fair Value of Financial Instruments

     Our financial instruments other than investments consist of cash and cash equivalents, accounts receivable, interest receivable, accounts payable and a contract payable. The fair value of these financial instruments approximates their carrying amount due to their short-term nature or current market indicators.

     Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). These include unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Unrealized gain (loss) on investment securities included in comprehensive income (loss) for 1999 and 1998 is net of the reclassification adjustment for losses included in net income (loss) of approximately $72,000 and $24,700, respectively.

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

(2)  Investment Securities

     The following summarizes our investment securities at December 31:

                                                                Gross             Gross
                                                              unrealized        unrealized                Market
                                      Amortized cost            gains             losses                  value
                                    -------------------    ---------------    ---------------      ------------------
1999:
  U.S. Treasury notes               $           913,453    $            --    $       (10,078)     $          903,375
  Federal mortgage notes                      2,874,782                816            (31,197)              2,844,401
  Corporate obligations                      31,056,356              9,343           (263,737)             30,801,962
                                    -------------------    ---------------    ---------------      ------------------
                                    $        34,844,591    $        10,159    $      (305,012)     $       34,549,738
                                    ===================    ===============    ===============      ==================

1998:
  Federal mortgage notes            $         2,629,558    $        12,350    $        (4,034)     $        2,637,874
  Municipal bonds                               452,362                 52                 --                 452,414
  Corporate obligations                      43,653,353            182,268            (57,519)             43,778,102
                                    -------------------    ---------------    ---------------      ------------------
                                    $        46,735,273    $       194,670    $       (61,553)     $       46,868,390
                                    ===================    ===============    ===============      ==================


     Amortized cost and market value of investment securities at December 31, 1999, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized                    Market
              Maturities                             cost                       value
                                           ----------------------     -----------------------

Due in 1 year or less                      $            9,810,325     $             9,748,786
Due between 1 year to 5 years                          19,045,123                  18,857,186
Due between 5 years to 10 years                         1,818,355                   1,809,653
Due after 10 years                                      4,170,788                   4,134,113
                                           ----------------------     -----------------------
                                           $           34,844,591     $            34,549,738
                                           ======================     =======================


     Investment income, net includes interest of $2,849,838, $4,098,440, and $5,216,693 earned on investments and gains (losses) of $(143,099), $(42,619) and $61,405 realized upon the sale of investments for 1999, 1998 and 1997, respectively.

(3)  Inventories

     Inventories consisted of the following at December 31:

                                                1999                   1998
                                           ---------------        ---------------
Finished goods                             $     2,433,718        $     4,174,206
Work in progress                                 2,907,128              2,747,380
Raw materials and supplies                       9,272,539              2,986,330
                                           ---------------        ---------------
                                           $    14,613,385        $     9,907,916
                                           ===============        ===============

(4)  License Agreement

     Effective September 30, 1998, we entered into a license agreement with Bristol-Myers Squibb to obtain exclusive worldwide rights to PA-1806, a patented chemical compound in the monobactam class of antibiotics. PathoGenesis obtained the rights to PA-1806 for inhaled, non-systemic administration of the compound for the treatment or prophylaxis of respiratory tract infectious diseases. The initial payment obligation for this license of $4.0 million was charged to expense as license fee in 1998. Payment of $2.0 million was made in October 1998, with the $2.0 million balance paid in January 1999. Subsequent payments totaling $4.0 million could be made upon accomplishment of certain milestones. We will pay a royalty on net sales of products using the chemical compound.

(5)  Acquisition of License Rights

     In 1994, we entered into license agreements with the Cystic Fibrosis Foundation and another party to obtain worldwide rights to TOBI. Pursuant to our license agreement with the foundation, we were required to make royalty payments of 2.5% on net product sales through the patent expiration date of TOBI. In 1998, we acquired the foundation's rights in TOBI for payments totaling $16.0 million, to be made in three equal annual installments.

     The purchase amount has been recorded on our consolidated balance sheet at the net present value of the required cash payments, using a discount rate of 9%. The value of the license rights is being amortized to cost of sales over the remaining life of the TOBI patent. Accumulated amortization totaled $1,123,939 and $153,131 at December 31, 1999 and 1998,
     respectively.

     A corresponding discounted liability has been recorded for the remaining installment payment obligation to the foundation. The discount is being amortized to interest expense over the installment term, using the effective interest method. The $5,333,333 portion of the purchase price payable after December 31, 1999 is secured by an irrevocable standby letter of credit issued by a bank. This letter of credit is secured by our investment securities.

(6)  Stockholders' Equity

     Common Stock

     Effective June 25, 1997, our stockholders approved an increase in the authorized number of shares of PathoGenesis' $0.001 par value common stock to 60,000,000 shares.

     Stock Option Plans

     In 1992, we adopted the 1992 Stock Option Plan, under which 1,500,000 shares of common stock were authorized to be reserved for grants. At December 31, 1999, 27,141 shares remained available for future awards. Options granted under that plan may be designated as qualified or nonqualified at the discretion of the compensation and nominating committee of the board of directors.

     In 1997, we adopted the 1997 Stock Option Plan, under which 2,000,000 shares of common stock were reserved for grants. At December 31, 1999, 128,126 shares remained available for future awards. Options granted under that plan may be designated as qualified or nonqualified at the discretion of the compensation and nominating committee of the board of directors. A number of options were granted in 1997 under the plan before the plan received stockholder approval. This resulted in deferred compensation of approximately $1,594,000, based on the excess of the fair market value of the stock at the time of plan approval (measurement date) over the exercise price, which was based on the fair value of the stock at the time of option grant. Deferred compensation of approximately $201,000 was recognized in 1998 as a result of option grants to consultants. Deferred compensation is being amortized on the straight-line method over the vesting period of the options.

     In 1999, we adopted the 1999 Employee Stock Option Plan, under which 600,000 shares of common stock were reserved for grants. At December 31, 1999, 148,100 shares remained available for future awards. Options granted under that plan are designated as nonqualified.

     In 1999, we also adopted the 1999 Stock Plan, under which 800,000 shares of common stock were reserved for grants. At December 31, 1999, 290,000 shares remained available for future awards. Options granted under that plan may be designated as qualified or nonqualified at the discretion of the compensation and nominating committee of the board of directors.

     In 1996, we adopted the 1996 Directors Stock Option Plan (Directors Plan) for nonemployee directors, under which 300,000 shares of common stock were reserved for grants. Upon adoption of the 1997 Stock Option Plan, the Directors Plan was terminated with no further grants to be made.

     Generally, options vest over a four-year period in installments of 25% each year beginning one year from the date of grant. However, certain options can vest upon grant. Vested options may be exercised at any time before their expiration date. All options expire not later than 10 years from the date of grant. Qualified stock options are exercisable at not less than the fair market value of the stock at the date of grant. Nonqualified stock options are exercisable at prices determined at the discretion of the board of directors, but not less than 85% of the fair market value of the stock at the date of grant.

     A summary of stock options follows:

                                                                                                                         Weighted
                                                                                         1999                             average
                                   1992            Directors           1997            Employee         1999 Stock       exercise
                                Stock Plan           Plan           Stock Plan        Stock Plan           Plan            price
                              --------------    --------------    --------------    --------------    --------------   -------------
Balances at December 31,
 1996                              1,224,775            42,000                 -                 -                 -   $       12.73
Granted                              134,205                 -           658,995                 -                 -           26.04
Canceled                             (33,108)                -           (19,150)                -                 -           18.52
Exercised                           (169,543)           (8,000)                -                 -                 -           12.10
                              --------------    --------------    --------------    --------------    --------------   -------------
Balances at December 31,
 1997                              1,156,329            34,000           639,845                 -                 -           18.51
Granted                                    -                 -           683,597                 -                 -           34.95
Canceled                             (20,125)                -           (47,523)                -                 -           27.23
Exercised                            (74,766)                -           (15,165)                -                 -           15.28
                              --------------    --------------    --------------    --------------    --------------   -------------
Balances at December 31,
 1998                              1,061,438            34,000         1,260,754                 -                 -           23.15
Granted                                    -                 -           735,792           520,300           510,000           25.09
Canceled                              (3,087)                -          (139,837)          (68,400)                -           29.37
Exercised                            (31,044)                -            (6,638)                -                 -           14.37
                              --------------    --------------    --------------    --------------    --------------   -------------
Balances at December 31,
 1999                              1,027,307            34,000         1,850,071           451,900           510,000   $       23.78
                              ==============    ==============    ==============    ==============    ==============   =============

     The weighted average fair value of options granted was $13.91, $17.76 and $14.06 in 1999, 1998 and 1997, respectively.

     Had compensation cost for our stock compensation plans been determined consistent with SFAS No. 123, our net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                       1999                    1998                     1997
                                               -------------------      ------------------        -----------------
Net income (loss) - as reported                $        (8,195,418)     $        1,882,901        $     (33,037,730)
Net loss - pro forma                                   (23,976,911)             (7,745,344)             (38,075,062)
Income (loss) per share - as reported:
  Basic                                                      (0.50)                   0.12                    (2.10)
  Diluted                                                    (0.50)                   0.11                    (2.10)
Loss per share - pro forma:
  Basic                                                      (1.46)                  (0.48)                   (2.42)
  Diluted                                                    (1.46)                  (0.48)                   (2.42)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 0.0% for all years; expected volatility of 59% to 83% for 1999, 56% to 59% for 1998 and 58% to 64% for 1997; risk-free interest rate of 4.60% to 6.27% for 1999, 4.31% to 5.72% for 1998 and 5.72%
     to 6.44% for 1997; expected lives from three to six years for all years.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                         Total Options                                           Exercisable Options
        ------------------------------------------------------------------------------    --------------------------------
                                                       Weighted
                                                       average              Weighted                          Weighted
             Range of                                  remaining            average                           average
             exercise              Number of          contractual           exercise         Number of        exercise
              prices                shares               life                price            shares            price
        --------------------    ---------------    -----------------     -------------    --------------    --------------
        $     10.00 to 19.69          2,066,152        7.6 years         $       13.54           999,690    $        13.12
              20.00 to 29.94            684,954        7.3 years                 24.64           396,293             24.59
              30.25 to 49.44            670,222        8.2 years                 36.61           237,885             36.19
              50.25 to 56.63            451,950        9.1 years                 50.27           125,000             50.25
                                ---------------                                           --------------
        $     10.00 to 56.63          3,873,278        7.8 years         $       23.78         1,758,868    $        21.47
                                ===============                                           ==============

     Common Stock Warrants

     As of December 31, 1999, we had outstanding warrants, with expiration terms ranging from April 22, 2000 to February 6, 2001, to purchase 28,223 shares of common stock, substantially all of which are fully exercisable at $14.40 per share.

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

     Employee Stock Purchase Plan

     On June 3, 1998, we adopted an employee stock purchase plan, effective July 1, 1998, for all eligible employees. Under the plan, shares of PathoGenesis common stock may be purchased at 85% of the fair market value on the subscription date or purchase date, whichever is lower. Each subscription has a two-year term, with share purchases made at the end of each six-month period. The aggregate price for shares purchased by an employee may not exceed $25,000 annually (subject to limitations imposed by the Internal Revenue Code). The plan expires on June 30, 2008 and a total of 200,000 shares are available for purchase under the plan. We issued 63,061 shares for employee stock purchases in 1999. At December 31, 1999, 136,939 shares were available for purchase under the plan. Pro forma compensation expense is recognized for the fair value of each employee stock purchase right estimated on the date of grant using the Black-Scholes pricing model. The following assumptions were used for employee stock purchases in 1999: expected volatility of 58% to 84%; risk-free interest rates of 4.52% to 5.90%; expected lives of six months to two years; and zero dividend yield. The weighted average fair value of employee stock purchase rights granted in 1999 was $6.93.

(7)  Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted income
     (loss) per share of common stock:

                                                          1999                     1998                       1997
                                                  --------------------     ---------------------     ---------------------
Basic income (loss) per share computation:
  Numerator:
    Net income (loss)                                      $(8,195,418)              $ 1,882,901              $(33,037,730)
                                                  --------------------     ---------------------     ---------------------
  Denominator:
    Weighted average common shares                          16,406,734                16,265,452                15,704,151
                                                  --------------------     ---------------------     ---------------------

    Basic income (loss) per share                          $     (0.50)              $      0.12              $      (2.10)
                                                  ====================     =====================     =====================
Diluted income (loss) per share computation:
  Numerator:
    Net income (loss)                                      $(8,195,418)              $ 1,882,901              $(33,037,730)
                                                  --------------------     ---------------------     ---------------------
  Denominator:
    Weighted average common shares                          16,406,734                16,265,452                15,704,151
    Effect of dilutive securities:
      Common stock warrants                                          -                    35,146                         -
      Stock options                                                  -                   855,093                         -
                                                  --------------------     ---------------------     ---------------------
    Dilutive potential common shares                                 -                   890,239                         -
                                                  --------------------     ---------------------     ---------------------
    Denominator for diluted income (loss)
     per Share                                              16,406,734                17,155,691                15,704,151
                                                  --------------------     ---------------------     ---------------------
    Diluted income (loss) per share                        $     (0.50)              $      0.11              $      (2.10)
                                                  ====================     =====================     =====================

     Options and warrants to purchase 3,371,353, 253,705 and 2,118,198 shares of common stock during 1999, 1998, and 1997, respectively, were not included in the computation of diluted income (loss) per share because the representative share increments would be antidilutive.

(8)  Income Taxes

     Our reported federal income taxes differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income or loss due to limitations on using net operating loss carryforwards in 1999 and 1997, and due to the utilization of net operating loss carryforwards in 1998.

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets at December 31 are as follows:

                                                                          1999                      1998
                                                                 ---------------------     --------------------
Deferred tax assets:
  Orphan drug credit carryforwards                               $           5,010,532   $            5,010,532
  License agreements                                                           186,006                1,571,066
  Research and experimentation credit carryforwards                          1,536,596                1,238,499
  Net operating loss carryforwards                                          34,216,788               30,482,177
  Other                                                                      2,489,415                1,482,073
                                                                 ---------------------     --------------------
      Total gross deferred tax assets                                       43,439,337               39,784,347
  Less valuation allowance                                                  43,439,337               39,784,347
                                                                 ---------------------     --------------------
      Net deferred tax assets                                    $                  --     $                 --
                                                                 =====================     ====================

     The valuation allowance for deferred tax assets increased by $3,654,990 and $59,787 in 1999 and 1998, respectively. The change in 1999 is primarily attributable to the increase in net operating loss carryforwards whose utilization cannot be reasonably assured.

     At December 31, 1999, we had net operating loss carryforwards of approximately $100,637,000 and tax credit carryforwards of approximately $6,548,000, which are available to offset future federal taxable income and income taxes, respectively, if any, and expire beginning in 2007. Approximately $6,143,000 of the net operating loss carryforwards result from stock option deductions which, when and if realized, would result in a credit to stockholders' equity.

(9)  Lease Commitments

     We lease various office and research facilities under noncancelable operating leases which expire between 2001 and 2003.

     Minimum future lease payments under noncancelable operating leases and related sublease income as of December 31, 1999 are as follows:

                       Lease payments             Sublease income
                  ----------------------     -----------------------

2000              $            2,991,000     $               333,000
2001                           2,957,000                          --
2002                           1,872,000                          --
2003                             325,000                          --
                  ----------------------     -----------------------
                  $            8,145,000     $               333,000
                  ======================     =======================

     Rent expense for operating leases was approximately $2,578,000, $2,531,000 and $2,002,000 for 1999, 1998 and 1997, respectively.

(10) Employee Benefits

     As a retirement plan, we offer a defined contribution plan covering substantially all full-time and part-time U.S. employees. The plan is a salary deferral arrangement pursuant to Internal Revenue Code section 401(k) and is subject to the provisions of the Employee Retirement Income Security Act of 1974. In April 1999, we began discretionary contributions of 50% of the first 3% of compensation that a participant contributes to the plan. We recorded expense resulting from matching contributions to the plan of $122,251 in 1999.

(11) Facility Agreement

     In February 1999, we entered into a facility agreement with Harris Trust and Savings Bank. The agreement provides us with a $10.0 million revolving line of credit in the form of short-term demand loans. The loans may bear interest at floating rates based on LIBOR (London Interbank Offering Rate), the bank's prime commercial rate or a combination of both, and may be converted from one basis to another from time to time in accordance with the terms of the agreement. The credit facility, subject to annual review, will be available to us on an uncommitted basis. We have not drawn funds under this facility agreement to date.

(12) Subsequent Events

     Collaboration and Investment Agreements

     In January 2000, we entered into a collaboration with Chiron Corporation to discover and develop new antibiotics. The collaboration combines Chiron's combinatorial chemistry library and expertise in high-throughput screening with our strengths in bacterial target discovery and antibiotic development, as well as our knowledge of the P. aeruginosa genome. The focus of this collaboration is on the discovery of novel treatments for infectious diseases, specifically antibiotics with new mechanisms of action to address serious medical needs, such as antibiotic resistance.

     In March 2000, we entered into an agreement with AeroGen, Inc. to collaborate on the development and registration of a product combining TOBI and AeroGen's hand-held, portable AeroDose(TM) Inhaler. Our goal is to reduce TOBI's delivery time from 15-20 minutes to 5-10 minutes or less. Under the development and supply agreement, we will reimburse AeroGen for costs incurred in developing the AeroDose Inhaler and will obtain worldwide exclusive distribution rights to the product. AeroGen will receive royalties on all product sales. Under a separate agreement, we invested $2.5 million in the convertible preferred stock of privately held AeroGen. This investment will be accounted for under the cost method.

     Legal Proceedings

     On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis Corporation, our chief executive officer and our chief financial officer. The eight consolidated lawsuits (Lipton v. PathoGenesis et al., C99-0419; Green v. PathoGenesis et al., C99-0439; Gellert v. PathoGenesis et al., C99-0452; May v. PathoGenesis et al., C99-0453; Shapiro v. PathoGenesis et al., C99-0455; Bassin v. PathoGenesis et al., C99-0469; Barker v. PathoGenesis et al., C99-0503; and Kralovk v. PathoGenesis et al., C99-0506) purported to allege claims on behalf of all purchasers of PathoGenesis common stock during the period January 15, 1999 to March 22, 1999. Plaintiffs had claimed that the company and the officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding the company's 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. Plaintiffs have appealed the dismissal order to the United States Court of Appeals for the Ninth Circuit. We intend to defend the appeal vigorously. Although we cannot ascertain the ultimate outcome of the appeal at this time or predict with certainty the results of legal proceedings, we currently believe that the resolution of the appeal will not have a material adverse effect on our financial position or results of operations.

(13) Quarterly Financial Information (Unaudited)
     (in thousands, except per share data)

1999 Quarters                                   First              Second             Third               Fourth
                                            --------------     --------------     --------------     -----------------
Revenues                                    $       10,260     $       14,301     $       16,461     $          19,822
Net loss                                            (4,738)            (2,500)              (783)                 (175)
Loss per share - basic and diluted          $        (0.29)    $        (0.15)    $        (0.05)    $           (0.01)
Weighted average common shares                      16,379             16,394             16,405                16,448
 outstanding - basic and diluted

1998 Quarters                                   First              Second             Third               Fourth
                                            --------------     --------------     --------------     -----------------
Revenues                                    $       14,665     $       13,650     $       14,901     $          17,836
Net income (loss)                                      985                982             (3,002)                2,919
Income (loss) per share - basic             $         0.06     $         0.06     $        (0.18)    $            0.18
Income (loss) per share - diluted           $         0.06     $         0.06     $        (0.18)    $            0.17
Weighted average common shares                      16,243             16,253             16,264                16,302
 outstanding - basic
Weighted average common shares                      17,146             17,096             16,264                17,456
 outstanding - diluted

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2000.

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

                    Signature                                  Title
                    ---------                                  -----
               /s/ Wilbur H. Gantz                   Chairman, Chief Executive       )
-------------------------------------------------    Officer, President and          )
                   Wilbur H. Gantz                   Director (Principal Executive   )
                                                              Officer)               )
                                                                                     )
                /s/ Alan R. Meyer                    Executive Vice President,       )
-------------------------------------------------    Chief Financial Officer and     )
                  Alan R. Meyer                      Director (Principal Financial   )
                                                     and Accounting Officer)         )
                                                                                     )
               /s/ John L. Gordon                    Director                        )
-------------------------------------------------                                    )
                  John L. Gordon                                                     )
                                                                                     )
                                                                                     )
             /s/ Elizabeth Greetham                  Director                        )
-------------------------------------------------                                    )
               Elizabeth Greetham                                                    )  March 28, 2000
                                                                                     )
                                                                                     )
           /s/ Michael J. Montgomery                 Director                        )
-------------------------------------------------                                    )
             Michael J. Montgomery                                                   )
                                                                                     )
                                                                                     )
            /s/ Arthur W. Nienhuis                   Director                        )
-------------------------------------------------                                    )
              Arthur W. Nienhuis                                                     )
                                                                                     )
                                                                                     )
             /s/ Talat M. Othman                     Director                        )
-------------------------------------------------                                    )
               Talat M. Othman                                                       )
                                                                                     )
                                                                                     )
             /s/ Eugene L. Step                      Director                        )
-------------------------------------------------                                    )
               Eugene L. Step                                                        )
                                                                                     )
                                                                                     )
             /s/ James R. Tobin                      Director                        )
-------------------------------------------------                                    )
               James R. Tobin                                                        )
                                                                                     )
                                                                                     )
              /s/ Fred Wilpon                        Director                        )
-------------------------------------------------                                    )
                Fred Wilpon                                                          )

                                 EXHIBIT INDEX


   No.                               Description of Exhibit
---------     ------------------------------------------------------------------
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

3.1(d) Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1(d) to the Company's Quarterly Report on Form 10-Q for the Three Months Ended March 31, 1998, Commission File No. 027150).

3.2 By-Laws, as amended through June 3, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1999, Commission File No. 027150).

4.1(a)        Form of Stock Certificate (incorporated by reference to Exhibit
              4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-97070).

4.1(b) Rights Agreement dated as of June 25, 1997 between the Company and Harris Trust and Savings Bank, as Rights Agent, including the form of Right Certificate as Exhibit B (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on July 10, 1997, Commission File No. 027150).

4.1(bb) First Amendment, dated as of March 8, 1998, to Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.1(bb) to the Company's Annual Report on Form 10-K for 1997, Commission File No. 027150).

4.1(bbb) Amendment, dated as of April 13, 1999, to Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on April 15, 1999, Commission File No. 027150).

4.1(c)        Form of Right (included in Exhibit 4.1(b)).

4.2 PathoGenesis Corporation 1992 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-97070).

4.3           1996 Non-Employee Director Plan (incorporated by reference to
              Exhibit 4.3 to the Company's Annual Report on Form 10-K for 1995, Commission File No. 027150).

4.4 PathoGenesis Corporation 1997 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement dated April 29, 1997, Commission File No. 027150).

4.5 PathoGenesis Corporation 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended March 31, 1999, Commission File No. 027150).

4.6 PathoGenesis Corporation 1999 Stock Plan (incorporated by reference to Appendix A to the Company's proxy statement dated April 19, 1999, Commission File No. 027150).

4.8 Form of Stock Option Agreement for 1997 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1999, Commission File No. 027150).

4.9 Form of Stock Option Agreement for 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1999, Commission File No. 027150).

   No.                               Description of Exhibit
---------     ------------------------------------------------------------------
4.10          Form of Stock Option Agreement for 1999 Stock Plan (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1999, Commission
              File No. 027150).

4.11 PathoGenesis Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Proxy Statement dated April 20, 1998, Commission File No. 027150).

4.12(a) PathoGenesis Corporation 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 4.6 to the Plan's Registration Statement on Form S-8, Registration No. 333-63679).

4.12(b) Trust Agreement, dated as of April 1, 1998, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.7 to the Plan's Registration Statement on Form S-8, Registration No. 333-63679).

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

   No.                               Description of Exhibit
---------     ------------------------------------------------------------------
10.25         Rights Agreement dated as of June 25, 1997 between PathoGenesis
              Corporation and Harris Trust and Savings Bank, as Rights Agent, including the form of Right Certificate as Exhibit B, First
              Amendment to Rights Agreement, dated as of March 8, 1998 and
              Amendment dated as of April 13, 1999 (included in Exhibits 4.1(b),
              4.1(bb) and 4.1(bbb)).

10.26         1992 Stock Option Plan (included in Exhibit 4.2).

10.27         1996 Non-Employee Director Plan (included in Exhibit 4.3).

10.28 1997 Stock Option Plan and related Form of Stock Option Agreement (included in Exhibits 4.4 and 4.8).

10.29 Processing Services Agreement dated as of May 5, 1998, between PathoGenesis Corporation and Automatic Liquid Packaging, Inc. (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended March 31, 1998, Commission File No. 0-27150).*

10.30 Agreement dated as of May 29, 1998, between PathoGenesis Corporation and the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1998, Commission File No. 0-27150).

10.31 License Agreement between Bristol-Myers Squibb Company and PathoGenesis Corporation dated September 30, 1998 (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended September 30, 1998, Commission File No. 0-27150).*

10.32 Form of Change in Control Employment Agreement for certain key employees (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report for the Three Months Ended June 30, 1999, Commission File No. 0-27150).

10.33 Facility Agreement dated as of February 22, 1999 between PathoGenesis Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for 1998, Commission File No. 0-27150).

10.34 1999 Employee Stock Option Plan and related Form of Stock Option Agreement (included in Exhibits 4.5 and 4.9).

10.35 1999 Stock Plan and related Form of Stock Option Agreement (included in Exhibits 4.6 and 4.10).

10.36         PathoGenesis Corporation Employee Stock Purchase Plan (included in
              Exhibit 4.11).

10.37 PathoGenesis Corporation 401(k) Profit Sharing Plan and related Trust Agreement (included in Exhibits 4.12(a) and 4.12(b)).

23.1          Consent of KPMG LLP.

27.1          Financial Data Schedule.

99.1          Important Information on Forward-Looking Statements.


* Contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets denote such omissions.