Form 10-Q
period 2000-03-31
PATHOGENESIS CORP
filed 2000-05-15
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended March 31, 2000

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

  On May 10, 2000, the registrant had an aggregate of 16,558,762 shares of Common Stock issued and outstanding.

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial statements  PathoGenesis Corporation
               Condensed Consolidated Balance Sheets(Unaudited)

                                                                                  March 31, 2000   December 31, 1999
                                                                                  ---------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents....................................................    $   6,548,321       $  10,456,031
  Investment securities........................................................       33,009,487          34,549,738
  Accounts receivable, net.....................................................        8,426,607           6,038,299
  Interest receivable..........................................................          399,513             442,676
  Inventories..................................................................       13,686,372          14,613,385
  Other........................................................................        2,075,890           2,110,610
                                                                                   -------------       -------------
       Total current assets....................................................       64,146,190          68,210,739
                                                                                   -------------       -------------
Property and equipment, at cost:
  Land.........................................................................        2,994,188           3,030,938
  Building and improvements....................................................        1,437,210           1,454,850
  Leasehold improvements.......................................................        9,926,435           9,735,242
  Furniture and equipment......................................................       17,437,221          16,948,235
                                                                                   -------------       -------------
                                                                                      31,795,054          31,169,265
  Less accumulated depreciation and amortization...............................       13,925,434          12,957,926
                                                                                   -------------       -------------
       Net property and equipment..............................................       17,869,620          18,211,339
                                                                                   -------------       -------------
License rights, net............................................................       13,348,618          13,591,321
Other assets...................................................................        3,320,443             823,519
                                                                                   -------------       -------------
  Total assets.................................................................    $  98,684,871       $ 100,836,918
                                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................    $     501,665       $   1,668,775
  Compensation and benefits....................................................        2,580,082           2,524,184
  Clinical development costs...................................................          907,464           1,391,383
  Accrued royalties............................................................          464,651             906,629
  Other accrued expenses.......................................................        2,058,422           2,781,644
  Current portion of long-term liability.......................................        5,259,939           5,149,847
                                                                                   -------------       -------------
       Total current liabilities...............................................       11,772,223          14,422,462
                                                                                   -------------       -------------
Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized
   1,000,000 shares; none issued and outstanding...............................               --                  --
  Common stock, $0.001 par value.
   Authorized 60,000,000 shares; 16,517,893 shares and 16,451,530 shares
    issued and outstanding at March 31, 2000 and December 31, 1999, respectively          16,518              16,452
  Additional paid-in capital...................................................      195,440,629         194,641,919
  Deferred compensation........................................................         (410,959)           (526,199)
  Accumulated other comprehensive loss.........................................         (629,519)           (582,036)
  Accumulated deficit..........................................................     (107,504,021)       (107,135,680)
                                                                                   -------------       -------------
  Total stockholders' equity...................................................       86,912,648          86,414,456
                                                                                   -------------       -------------
  Total liabilities and stockholders' equity...................................    $  98,684,871       $ 100,836,918
                                                                                   =============       =============

                            See accompanying notes.

                           PathoGenesis Corporation
          Condensed Consolidated Statements of Operations (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                       ---------------------------------------
                                                           2000                        1999
                                                       -----------                 -----------
Revenues:
  Sales.........................................       $19,374,747                 $10,056,135
  Grants and royalties..........................           173,684                     204,263
                                                       -----------                 -----------
       Total revenues...........................        19,548,431                  10,260,398
Operating expenses:
  Cost of sales.................................         3,445,899                   2,202,061
  Research and development......................         8,559,860                   6,840,469
  Selling, general and administrative...........         8,347,802                   6,537,571
                                                       -----------                 -----------
       Total operating expenses.................        20,353,561                  15,580,101
                                                       -----------                 -----------
       Operating loss...........................          (805,130)                 (5,319,703)
                                                       -----------                 -----------
Other income (expense):
  Investment income, net........................           671,752                     827,200
  Interest expense..............................          (110,339)                   (218,380)
  Other expense.................................          (124,624)                    (26,780)
                                                       -----------                 -----------
       Net other income.........................           436,789                     582,040
                                                       -----------                 -----------
       Net loss.................................       $  (368,341)                $(4,737,663)
                                                       ===========                 ===========
Loss per common share - basic and diluted.......       $     (0.02)                $     (0.29)
                                                       ===========                 ===========
Weighted average common shares outstanding -
  basic and diluted.............................        16,488,100                  16,378,828

                            See accompanying notes.

                            PathoGenesis Corporation

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                       --------------------------------
                                                                                           2000                 1999
                                                                                       -----------         ------------
Cash flows from operating activities:
  Net loss..........................................................................   $  (368,341)        $ (4,737,663)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................       972,620              825,302
    Amortization of license rights..................................................       242,702              242,702
    Amortization of discount on long-term liability.................................       110,092              211,094
    Compensation expense from stock options.........................................       190,240              115,240
    Change in certain assets and liabilities:
      Accounts receivable...........................................................    (2,389,202)           6,034,764
      Interest receivable...........................................................        43,163              (88,393)
      Inventories...................................................................       926,796           (2,510,177)
      Other current assets..........................................................        38,686            1,590,503
      Other assets..................................................................        43,183             (838,729)
      Accounts payable..............................................................    (1,172,017)            (334,370)
      Compensation and benefits.....................................................        55,898           (1,348,244)
      Clinical development costs....................................................      (482,894)             326,960
      Accrued royalties.............................................................      (441,978)            (566,765)
      License payable...............................................................            --           (2,000,000)
      Other accrued expenses........................................................      (720,492)            (375,790)
                                                                                       -----------         ------------
       Net cash used in operating activities........................................    (2,951,544)          (3,453,566)
                                                                                       -----------         ------------

Cash flows from investing activities:
  Purchases of investment securities................................................    (7,248,894)         (13,437,697)
  Sales of investment securities....................................................     8,759,859           10,942,724
  Purchase of property and equipment................................................      (692,707)          (1,020,935)
  Investment in AeroGen, Inc........................................................    (2,500,000)                  --
                                                                                       -----------         ------------
       Net cash used in investing activities........................................    (1,681,742)          (3,515,908)
                                                                                       -----------         ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection
      with employee stock purchase plan.............................................       119,560              325,876
  Stock option and warrant exercises................................................       604,216              418,348
                                                                                       -----------         ------------
       Total cash provided by financing activities..................................       723,776              744,224
                                                                                       -----------         ------------

Effect of exchange rate changes on cash.............................................         1,800                   --
                                                                                       -----------         ------------

       Net decrease in cash and cash equivalents....................................    (3,907,710)          (6,225,250)

Cash and cash equivalents at beginning of period....................................    10,456,031            8,139,153
                                                                                       -----------         ------------
Cash and cash equivalents at end of period..........................................   $ 6,548,321         $  1,913,903
                                                                                       ===========         ============

                            See accompanying notes.

                           PathoGenesis Corporation
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 2000 AND 1999


(1)  BASIS OF PRESENTATION

        We have prepared the accompanying condensed consolidated financial statements of PathoGenesis Corporation and subsidiaries and these notes in accordance with Securities and Exchange Commission rules and regulations for interim financial statements. As permitted by those rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read the accompanying condensed consolidated financial statements and these notes in conjunction with our audited consolidated financial statements for 1999 included in our annual report on Form 10-K.

        The information furnished reflects, in the opinion of our management, all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)  INVENTORIES

        Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                      March 31, 2000    December 31, 1999
                                      --------------    -----------------
       Finished goods                 $    1,982,383    $      2,433,718
       Work in progress                    3,397,703           2,907,128
       Raw materials and supplies          8,306,286           9,272,539
                                      --------------    ----------------

                                      $   13,686,372    $     14,613,385
                                      ==============    ================

(3)  LOSS PER COMMON SHARE

        We have not included options and warrants to purchase 3,907,839 and 2,960,357 shares of common stock that were outstanding during the first quarters of 2000 and 1999, respectively, in the computation of diluted loss per share because the representative share increments would be antidilutive.

(4)  COMPREHENSIVE LOSS

        Total comprehensive loss amounted to $415,824 for the first quarter of 2000 and $4,870,059 for the first quarter of 1999. Our other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments.

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

(6)  COLLABORATION AND INVESTMENT AGREEMENTS

        In January 2000, we entered into a collaboration with Chiron Corporation to discover and develop new antibiotics. The collaboration combines Chiron's combinatorial chemistry library and expertise in high-throughput screening with our strengths in bacterial target discovery and antibiotic development, as well as our knowledge of the Pseudomonas aeruginosa genome. The focus of this collaboration is on the discovery of novel treatments for infectious diseases, specifically antibiotics with new mechanisms of action to address serious medical needs, such as antibiotic resistance.

        In March 2000, we entered into an agreement with AeroGen, Inc. to collaborate on the development and registration of a product combining TOBI and AeroGen's hand-held, portable AeroDose/(TM)/ Inhaler. Our goal is to reduce TOBI's delivery time from 15-20 minutes to 5-10 minutes or less. Under the development and supply agreement, we will reimburse AeroGen for costs incurred in developing the AeroDose Inhaler and will obtain worldwide exclusive distribution rights to the product. AeroGen will receive royalties on all product sales. Under a separate agreement, we invested $2.5 million in convertible preferred stock of privately held AeroGen. This investment is included in other assets and accounted for under the cost method.

(7)  LEGAL PROCEEDINGS

        On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis Corporation, our chief executive officer and our chief financial officer. The eight consolidated lawsuits purported to allege claims on behalf of all purchasers of PathoGenesis common stock during the period January 15, 1999 to March 22, 1999. Plaintiffs had claimed that the company and the officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding the company's 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. Plaintiffs have appealed the dismissal order to the United States Court of Appeals for the Ninth Circuit. We intend to defend the appeal vigorously. Although we cannot ascertain the ultimate outcome of the appeal at this time or predict with certainty the results of legal proceedings, we currently believe that the resolution of the appeal will not have a material adverse effect on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. You may identify these forward-looking statements by the use of such words as "believe," "anticipate," "expect," "plan" and "intend," among others. Since these statements are based on factors that involve risks and uncertainties, they do not necessarily indicate what our actual future results will be, and results may vary from quarter to quarter. Important factors that could cause or contribute to material differences between our actual results and the results expressed or implied by the forward-looking statements include, but are not limited to, those discussed in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for 1999, and in
Exhibit 99.1 to the Form 10-K. These factors include, but are not limited to, uncertainties related to the fact that PathoGenesis only began commercial operations in 1998, its dependence on TOBI (tobramycin solution for inhalation), the degree of penetration of its markets and frequency of TOBI's use by patients, risks associated with marketing TOBI in international markets, third party reimbursement and product pricing, seasonal impacts on hospitalizations or exacerbations experienced by patients, variability in wholesaler ordering patterns, drug development and clinical trials, uncertain outcome of the U.S. and international drug approval process, competition and alternative therapies. We cannot assure you that TOBI -- which is currently our only product -- will penetrate markets as planned, that our development of TOBI for other uses will succeed or occur within anticipated time frames, or that we will develop any of our other drug candidates successfully.


Results of Operations

     Revenues. Revenues in the first quarter of 2000 totaled $19.5 million, including $19.4 million from TOBI sales. Revenues for the corresponding period in 1999 were $10.3 million, with $10.1 million resulting from sales of TOBI. TOBI sales volume varies from quarter to quarter depending on a number of factors, including underlying demand and wholesaler inventory management practices. Our analysis suggests that sales in the first quarter of 1999 were lower as a result of increased patient demand and wholesaler purchases in the fourth quarter of 1998 and lower than anticipated demand and purchases in the first quarter of 1999. We do not believe such factors negatively affected sales in the first quarter of 2000.

     Operating Expenses. We incurred total operating expenses of $20.4 million in the first quarter of 2000, an increase of $4.8 million from $15.6 million in the first quarter of 1999. Cost of sales was $3.4 million for the first quarter of 2000, up $1.2 million from $2.2 million for the corresponding period in 1999. The increase in cost of sales is directly related to the corresponding increase in sales. However, cost of sales as a percentage of sales declined as sales volumes increased. Research and development expense for the first quarter of 2000 increased by $1.8 million to $8.6 million from $6.8 million for the first quarter of 1999, as we invested in a number of programs. These include preclinical studies on PA-1806, which is expected to enter Phase I clinical trials later in 2000. In addition, we have begun a program to develop the next-generation TOBI, with the goal of improving convenience and significantly shortening the time required for a treatment. In the second quarter of 2000, we intend to begin a clinical trial of TOBI to be administered using a portable inhaler made by AeroGen, Inc. We expect our research and development expenses to increase over the next several quarters as our efforts in these areas progress, and as we initiate additional clinical trials of TOBI in cystic fibrosis and other patients. Selling, general and administrative expenses increased to $8.3 million for the first quarter of 2000 from $6.5 million for the corresponding period in 1999. This increase is primarily attributable to an increase in sales and marketing costs. We have expanded our U.S. sales force and strengthened our marketing efforts in order to further penetrate the domestic cystic fibrosis market. In addition, we have made significant investments in establishing sales and marketing capabilities in international markets, including Europe and Canada. We expect our selling, general and administrative expenses to increase over the next several quarters as we continue to expand TOBI's markets.

     Net Loss. We had an operating loss of $805,000 in the first quarter of 2000, a decrease of $4.5 million from the operating loss of $5.3 million in the first quarter of 1999. This decrease in operating loss was due to improved TOBI sales in the first quarter of 2000. Including net other income (primarily income from investment securities), our net loss for the first quarter of 2000 was $368,000, compared to a net loss of $4.7 million for the first quarter of 1999. In the first quarter of 2000, net investment income decreased by $155,000 to $672,000 from $827,000 for the corresponding period in 1999. The decrease was primarily due to lower average invested cash balances. Interest expense, most of which represents the amortization of the discount on the remaining installment of our obligation to the Cystic Fibrosis Foundation, totaled $110,000 and $218,000 in the first quarters of 2000 and 1999, respectively.


Liquidity and Capital Resources

     Our combined cash, cash equivalents and investment securities totaled $39.6 million at March 31, 2000, a decrease of $5.4 million from the balance of $45.0 million at December 31, 1999. We expect that these funds, in combination with expected revenues from sales of TOBI, should be sufficient to meet our operating expenses and capital requirements for the foreseeable future. In addition, we have a $10.0 million revolving line of credit from Harris Trust and Savings Bank.

     Net cash used in operating activities totaled $3.0 million for the three months ended March 31, 2000, compared to $3.5 million for the three months ended March 31, 1999. We incurred a $368,000 net loss for the three months ended March 31, 2000, compared to a net loss of $4.7 million for the corresponding period in the prior year. Significant changes in working capital components included a $2.4 million increase in accounts receivable and a $927,000 decrease in inventories, compared to a $6.0 million decrease in accounts receivable and $2.5 million increase in inventories for the same period a year ago. Also, in the first quarter of 2000, we invested $2.5 million in convertible preferred stock of privately held AeroGen, Inc. AeroGen is the developer of the hand-held, portable AeroDose(TM) Inhaler, which is being developed to administer our next-generation TOBI. At March 31, 2000, our working capital was $52.4 million and current ratio was 5.45 to 1.

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

     Our exposure to market rate risk for changes in interest rates relates primarily to debt securities included in our investment portfolio. We do not hold any derivative financial instruments. We invest in government securities and high-quality corporate obligations. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may decline in fair market value due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if prevailing interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At March 31, 2000, we owned $3.2 million in government debt instruments and $29.8 million in corporate debt securities. Our exposure to losses as a result of interest rate changes is managed through investing in securities predominantly with maturities of one-and-one-half years or less.

     Substantially all the revenue and operating expenses of our subsidiaries are denominated in local foreign currencies and translated into U.S. dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation primarily impacts revenue and operating expenses as a result of exchange rate fluctuations. Because our inventories are manufactured in the U.S., foreign currency fluctuations generally do not affect our cost of sales. Our foreign currency transaction risk is primarily limited to amounts receivable from our subsidiaries and distributors, which are denominated in local foreign currencies. We do not currently utilize foreign currency hedging contracts. If the U.S. dollar uniformly increases in strength by 10% in 2000 relative to the currencies in which our sales are denominated, results of operations would not be significantly impacted.

                                    PART II

                               OTHER INFORMATION

Item 1    Legal Proceedings

          On February 18, 2000, the United States District Court for the Western District of Washington dismissed with prejudice all eight consolidated putative class action lawsuits that had been filed in March and April 1999 against PathoGenesis Corporation, our chief executive officer and our chief financial officer. The eight consolidated lawsuits purported to allege claims on behalf of all purchasers of PathoGenesis common stock during the period January 15, 1999 to March 22, 1999. Plaintiffs had claimed that the company and the officers violated certain provisions of the federal securities laws by making statements in early 1999 regarding the company's 1998 financial results. The court's order dismissed the consolidated cases and bars plaintiffs from filing another lawsuit on the matter. Plaintiffs have appealed the dismissal order to the United States Court of Appeals for the Ninth Circuit. We intend to defend the appeal vigorously. Although we cannot ascertain the ultimate outcome of the appeal at this time or predict with certainty the results of legal proceedings, we currently believe that the resolution of the appeal will not have a material adverse effect on our financial position or results of operations.

Item 2    Changes in Securities

          On January 26, 2000, PathoGenesis issued 10,379 shares of its common stock upon cashless exercise of outstanding warrants at an exercise price of $14.40 per share. Such shares were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of said Act.

Item 3    Defaults Upon Senior Securities

          NONE

Item 4    Submission of Matters to a Vote of Security-Holders

          NONE

Item 5    Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

        (a)  EXHIBITS

               Exhibit Number        Description of Exhibit
               --------------        ----------------------

                 27.1                Financial Data Schedule.

        (b)  REPORTS ON FORM 8-K

             NONE

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

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