Form 10-Q
period 2000-06-30
PATHOGENESIS CORP
filed 2000-08-14
CIK 1001186

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 2000

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

  On August 9, 2000, the registrant had an aggregate of 16,616,860 shares of Common Stock issued and outstanding.

                                    PART I

                             FINANCIAL INFORMATION

                           PathoGenesis Corporation
               Condensed Consolidated Balance Sheets (Unaudited)


Item 1.    Financial statements

                                                                                        June 30, 2000   December 31, 1999
                                                                                        --------------  ------------------
ASSETS
Current assets:
 Cash and cash equivalents...........................................................   $   4,605,575       $  10,456,031
 Investment securities...............................................................      34,654,928          34,549,738
 Accounts receivable, net............................................................       8,914,111           6,038,299
 Interest receivable.................................................................         359,555             442,676
 Inventories.........................................................................      13,214,650          14,613,385
 Other...............................................................................       2,125,450           2,110,610
                                                                                        -------------       -------------
           Total current assets......................................................      63,874,269          68,210,739
                                                                                        -------------       -------------
Property and equipment, at cost:
 Land................................................................................       2,846,813           3,030,938
 Building and improvements...........................................................       1,366,470           1,454,850
 Leasehold improvements..............................................................      10,064,385           9,735,242
 Furniture and equipment.............................................................      18,213,760          16,948,235
                                                                                        -------------       -------------
                                                                                           32,491,428          31,169,265
 Less accumulated depreciation and amortization......................................      14,918,490          12,957,926
                                                                                        -------------       -------------
           Net property and equipment................................................      17,572,938          18,211,339
                                                                                        -------------       -------------
License rights, net..................................................................      13,105,916          13,591,321
Other assets.........................................................................       3,277,261             823,519
                                                                                        -------------       -------------
 Total assets........................................................................   $  97,830,384       $ 100,836,918
                                                                                        =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................................   $     891,341       $   1,668,775
 Compensation and benefits...........................................................       2,769,426           2,524,184
 Clinical development costs..........................................................       1,262,256           1,391,383
 Accrued royalties...................................................................         968,634             906,629
 Other accrued expenses..............................................................       2,418,478           2,781,644
 Current portion of long-term liability..............................................          99,717           5,149,847
                                                                                        -------------       -------------
           Total current liabilities.................................................       8,409,852          14,422,462
                                                                                        -------------       -------------
Long-term liability, net of current portion..........................................       2,557,308                  --

Stockholders' equity:
 Preferred stock, $0.01 par value.  Authorized
  1,000,000 shares; none issued and outstanding......................................              --                  --
 Common stock, $0.001 par value.
     Authorized 60,000,000 shares; 16,570,131 shares and 16,451,530 shares issued and
      outstanding at June 30, 2000 and December 31, 1999, respectively...............          16,570              16,452
 Additional paid-in capital..........................................................     196,225,141         194,641,919
 Deferred compensation...............................................................        (298,882)           (526,199)
 Accumulated other comprehensive loss................................................        (833,161)           (582,036)
 Accumulated deficit.................................................................    (108,246,444)       (107,135,680)
                                                                                        -------------       -------------
 Total stockholders' equity..........................................................      86,863,224          86,414,456
                                                                                        -------------       -------------
 Total liabilities and stockholders' equity..........................................   $  97,830,384       $ 100,836,918
                                                                                        =============       =============

                            See accompanying notes.

                            PathoGenesis Corporation
          Condensed Consolidated Statements of Operations (Unaudited)


                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                    ---------------------------------------------------------
                                                                       2000            1999           2000           1999
                                                                    -----------     -----------    -----------    -----------
Revenues:
   Sales........................................................    $20,186,362     $14,065,449    $39,561,109    $24,121,584
   Grants and royalties.........................................        201,783         235,600        375,467        439,863
                                                                    -----------     -----------    -----------    -----------
   Total revenues...............................................     20,388,145      14,301,049     39,936,576     24,561,447
Operating expenses:
   Cost of sales................................................      3,430,479       2,546,929      6,876,378      4,748,990
   Research and development.....................................      9,477,999       7,478,589     18,037,859     14,319,058
   Selling, general and administrative..........................      8,681,665       7,202,059     17,029,467     13,739,630
                                                                    -----------     -----------    -----------    -----------
       Total operating expenses.................................     21,590,143      17,227,577     41,943,704     32,807,678
                                                                    -----------     -----------    -----------    -----------
       Operating loss...........................................     (1,201,998)     (2,926,528)    (2,007,128)    (8,246,231)
                                                                    -----------     -----------    -----------    -----------
Other income (expense):
   Investment income, net.......................................        600,806         696,021      1,272,558      1,523,221
   Interest expense.............................................        (74,124)       (183,289)      (184,463)      (401,669)
   Other expense................................................        (67,107)        (85,804)      (191,731)      (112,584)
                                                                    -----------     -----------    -----------    -----------
       Net other income.........................................        459,575         426,928        896,364      1,008,968
                                                                    -----------     -----------    -----------    -----------
       Net loss.................................................    $  (742,423)    $(2,499,600)   $(1,110,764)   $(7,237,263)
                                                                    ===========     ===========    ===========    ===========
Loss per common share-
   basic and diluted............................................    $     (0.04)    $     (0.15)   $     (0.07)   $     (0.44)
                                                                    ===========     ===========    ===========    ===========

Weighted average common shares outstanding-
   basic and diluted............................................     16,559,486      16,394,038     16,523,793     16,386,475

                            See accompanying notes.

                           PathoGenesis Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
                                                                                           2000              1999
                                                                                       ------------      ------------
Cash flows from operating activities:
  Net loss..........................................................................   $ (1,110,764)     $ (7,237,263)

  Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization.............................................      1,987,105         1,682,856
          Amortization of license rights............................................        485,405           485,404
          Amortization of discount on long-term liability...........................        183,486           388,520
          Compensation expense from stock options...................................        302,317           230,479
          Loss on sale of property and equipment....................................             --            33,489
          Change in certain assets and liabilities:
                Accounts receivable.................................................     (2,883,318)        6,511,087
                Interest receivable.................................................         83,121            88,262
                Inventories.........................................................      1,397,740        (5,744,136)
                Other current assets................................................        (11,483)        1,568,842
                Other assets........................................................         86,365          (860,297)
                Accounts payable....................................................       (769,051)         (786,371)
                Compensation and benefits...........................................        245,242          (809,608)
                Clinical development costs..........................................       (128,102)          237,192
                Accrued royalties...................................................         62,005          (216,303)
                License payable.....................................................             --        (2,000,000)
                Other accrued expenses..............................................       (356,744)          (31,681)
                                                                                       ------------      ------------
                Net cash used in operating activities...............................       (426,676)       (6,459,528)
                                                                                       ------------      ------------

Cash flows from investing activities:
  Purchases of investment securities................................................    (34,618,307)      (16,163,747)
  Sales of investment securities....................................................     34,564,737        25,675,369
  Purchases of property and equipment...............................................     (1,692,916)       (2,171,234)
  Investment in AeroGen, Inc........................................................     (2,500,000)               --
                                                                                       ------------      ------------
                Net cash provided by (used in) investing activities.................     (4,246,486)        7,340,388
                                                                                       ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection
      with employee stock purchase plan.............................................        562,186           353,069
  Stock option and warrant exercises................................................        829,168           440,848
  Payment of long-term liability....................................................     (5,333,333)       (5,333,333)
  Proceeds from loan................................................................      2,655,314                --
  Other.............................................................................        116,986                --
                                                                                       ------------      ------------
                Net cash used in financing activities...............................     (1,169,679)       (4,539,416)
                                                                                       ------------      ------------

Effect of exchange rate changes on cash.............................................         (7,615)               --
                                                                                       ------------      ------------

                Net decrease in cash and cash equivalents...........................     (5,850,456)       (3,658,556)

Cash and cash equivalents at beginning of period....................................     10,456,031         8,139,153
                                                                                       ------------      ------------
Cash and cash equivalents at end of period..........................................   $  4,605,575      $  4,480,597
                                                                                       ============      ============

                            See accompanying notes.

                           PathoGenesis Corporation
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 2000 AND 1999


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

(2)  INVENTORIES

    Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                          June 30, 2000         December 31, 1999
                                          -------------         -----------------
Finished goods                             $ 2,692,793              $ 2,433,718
Work in progress                             2,257,202                2,907,128
Raw materials and supplies                   8,264,655                9,272,539
                                           -----------              -----------

                                           $13,214,650              $14,613,385
                                           ===========              ===========

LOSS PER COMMON SHARE

    We have not included options and warrants to purchase 4,041,116 and 3,466,900 shares of common stock that were outstanding during the second quarter of 2000 and 1999, respectively, in the computation of diluted loss per share because the representative share increments would be antidilutive. For the same reason, we have not included options and warrants to purchase 4,031,844 and 3,527,957 shares of common stock that were outstanding during the six-month period ended June 30, 2000 and 1999, respectively, in the computation of diluted loss per share.

(4)  COMPREHENSIVE LOSS

    Total comprehensive loss amounted to $946,065 and $2,690,887 for the second quarters of 2000 and 1999, respectively. Total comprehensive loss for the six-month periods ended June 30, 2000 and 1999 amounted to $1,361,889 and $7,560,946, respectively. Our other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments.

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

    The following geographic information includes sales revenue based on product shipment destination:

                                       Three Months Ended                         Six Months Ended
                                            June 30,                                  June 30,
                                 --------------------------------------------------------------------
                                     2000               1999               2000               1999
                                 -----------        -----------        -----------        -----------
United States                    $18,127,209        $13,648,123        $35,328,031        $23,511,392
Rest of world                      2,059,153            417,326          4,233,078            610,192
                                 -----------        -----------        -----------        -----------
 Total                           $20,186,362        $14,065,449        $39,561,109        $24,121,584
                                 ===========        ===========        ===========        ===========

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

    In March 2000, we entered into an agreement with AeroGen, Inc. to collaborate on the development and registration of a product combining TOBI and AeroGen's hand-held, portable AeroDose Inhaler. Our goal is to reduce TOBI's delivery time from 15-20 minutes to 5-10 minutes or less. Under the development and supply agreement, we will reimburse AeroGen for costs incurred in developing the AeroDose Inhaler and will obtain worldwide exclusive distribution rights to the product. AeroGen will receive royalties on all product sales. Under a separate agreement, we invested $2.5 million in convertible preferred stock of privately held AeroGen. This investment is included in other assets and accounted for under the cost method.

(7)  LOAN AGREEMENT

    In June 2000, we secured a loan from Lloyds TSB Bank PLC in the amount of (Pounds)1,750,000 ($2,655,314) to finance the land and building occupied by PathoGenesis Limited, a wholly owned subsidiary of PathoGenesis Corporation. This loan is to be repaid in 180 consecutive monthly installments, with interest payable at the bank's base rate plus 1.5% (7.5% at June 30, 2000).

(8)  LEGAL PROCEEDINGS

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

(9)  SUBSEQUENT EVENT

    On August 13, 2000, we entered into an agreement with Chiron Corporation for Chiron to acquire all of the outstanding common stock of PathoGenesis for approximately $700 million or $38.50 per share. The transaction will be in the form of a cash tender offer, which is expected to close in the third or fourth quarter, subject to customary closing conditions including necessary regulatory approvals. The transaction has been approved by the board of directors of each company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. You may identify these forward-looking statements by the use of such words as "believe," "anticipate," "expect," "plan" and "intend," among others. Since these statements are based on factors that involve risks and uncertainties, they do not necessarily indicate what our actual future results will be, and results may vary from quarter to quarter. Important factors that could cause or contribute to material differences between our actual results and the results expressed or implied by the forward-looking statements include, but are not limited to, those discussed in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for 1999, and in
Exhibit 99.1 to the Form 10-K. These factors include, but are not limited to, uncertainties related to the fact that PathoGenesis only began commercial operations in 1998, its dependence on TOBI(R) (tobramycin solution for inhalation), the degree of penetration of its markets and frequency of TOBI's use by patients, risks associated with marketing TOBI in international markets, third party reimbursement and product pricing, seasonal impacts on hospitalizations or exacerbations experienced by patients, variability in wholesaler ordering patterns, drug development and clinical trials, uncertain outcome of the U.S. and international drug approval process, competition and alternative therapies. We cannot assure you that TOBI -- which is currently our only product -- will penetrate markets as planned, that our development of TOBI for other uses will succeed or occur within anticipated time frames, or that we will develop any of our other drug candidates successfully.

Results of Operations

   Three Months Ended June 30, 2000 and 1999

    Revenues. Revenues in the second quarter of 2000 totaled $20.4 million, including $20.2 million from TOBI sales. Revenues for the corresponding period in 1999 were $14.3 million, with $14.1 million from sales of TOBI. Significant contributors to this growth in sales are continuing penetration of the U.S. cystic fibrosis market and increased use of TOBI among patients with other serious lung infections. In addition, TOBI sales in international markets have increased significantly, and now account for approximately 10% of our total sales. International sales revenue totaled $2.1 million in the second quarter of 2000, compared to $417,000 for the corresponding period in 1999. We expect sales to continue to increase in the third and fourth quarters of 2000 as the use of TOBI expands both in the U.S. and internationally.

    Operating Expenses. We incurred total operating expenses of $21.6 million in the second quarter of 2000, an increase of $4.4 million from $17.2 million in the second quarter of 1999. Cost of sales was $3.4 million for the second quarter of 2000, up $884,000 from $2.5 million for the corresponding period in 1999. The increase in cost of sales is directly related to the corresponding increase in sales. However, cost of sales as a percentage of sales declined as sales volumes increased. Research and development expense for the second quarter of 2000 increased by $2.0 million to $9.5 million from $7.5 million for the corresponding period in 1999, as we continued our investment in a number of development programs. These include preclinical studies and manufacturing development on PA-1806, which we expect to enter Phase I clinical trials later in 2000. In addition, our program to develop the next-generation TOBI, with the goal of improving convenience and significantly shortening the time required for a treatment, is currently advancing on schedule. In July 2000, we began enrolling patients in a Phase I open-label randomized study of TOBI using a portable inhaler made by AeroGen, Inc. We expect our research and development expenses to increase over the next several quarters as our efforts in these areas progress, and as we continue our clinical trials of TOBI in cystic fibrosis and other patients. Selling, general and administrative expenses increased to $8.7 million for the second quarter of 2000 from $7.2 million for the corresponding period in 1999. This increase is primarily attributable to an increase in sales and marketing costs. We have expanded and strengthened our marketing efforts in the U.S. in order to further penetrate the cystic fibrosis market. In addition, we have made significant investments in establishing sales and marketing capabilities in Europe. We expect our selling, general and administrative expenses to increase over the next several quarters as we continue to expand TOBI's markets.

    Net Loss. We had an operating loss of $1.2 million in the second quarter of 2000, a decrease of $1.7 million from the operating loss of $2.9 million in the second quarter of 1999. This decrease in operating loss was due to improved TOBI sales in the second quarter of 2000. Including net other income (primarily income from investment securities), our net loss for the second quarter of 2000 was $742,000, compared to a net loss of $2.5 million for the second quarter of 1999. In the second quarter of 2000, net investment income decreased by $95,000 to $601,000 from $696,000 for the corresponding period in 1999. The decrease was primarily due to lower average invested cash balances. Interest expense, most of which represents the amortization of the discount on our obligation to the Cystic Fibrosis Foundation, totaled $74,000 and $183,000 in the second quarters of 2000 and 1999, respectively.

   Six Months Ended June 30, 2000 and 1999

    Revenues. Revenues in the first six months of 2000 totaled $39.9 million, including $39.6 million from TOBI sales. Revenues for the corresponding period in 1999 were $24.6 million, with $24.1 million from sales of TOBI. Significant contributors to this improvement in revenue are increased TOBI use in the U.S. by people with cystic fibrosis and other serious lung infections, as well as higher TOBI sales in international markets.

    Operating Expenses. We incurred total operating expenses of $41.9 million in the first six months of 2000, an increase of $9.1 million from $32.8 million in the first half of 1999. Cost of sales was $6.9 million for the first six months of 2000, up $2.2 million from $4.7 million for the corresponding period in 1999. The increase in cost of sales is directly related to the corresponding increase in sales. However, cost of sales as a percentage of sales declined as sales volumes increased. Research and development expense for the first six months of 2000 increased by $3.7 million to $18.0 million from $14.3 million for the first half of 1999. This increase is primarily the result of preclinical studies and manufacturing development on PA-1806 and our development of the next-generation TOBI. Selling, general and administrative expenses increased to $17.0 million for the first six months of 2000 from $13.7 million for the corresponding period in 1999. This increase is primarily attributable to the expansion of our sales and marketing efforts, both in the U.S. and internationally.

    Net Loss. We had an operating loss of $2.0 million in the first six months of 2000, a decrease of $6.2 million from the operating loss of $8.2 million in the first half of 1999. This decrease in operating loss was due to improved TOBI sales in the first six months of 2000. Including net other income (primarily income from investment securities), our net loss for the first half of 2000 was $1.1 million, compared to a net loss of $7.2 million for the first six months of 1999. In the first half of 2000, net investment income decreased by $251,000 to $1.3 million from $1.5 million for the corresponding period in 1999. The decrease was primarily due to lower average invested cash balances. Interest expense, most of which represents the amortization of the discount on our obligation to the Cystic Fibrosis Foundation, totaled $184,000 and $402,000 in the first six months of 2000 and 1999, respectively.

Liquidity and Capital Resources

    Our combined cash, cash equivalents and investment securities totaled $39.3 million at June 30, 2000, a decrease of $5.7 million from the balance of $45.0 million at December 31, 1999. We expect that these funds, in combination with expected revenues from sales of TOBI, should be sufficient to meet our operating expenses and capital requirements for the foreseeable future. In addition, we have a $10.0 million revolving line of credit from Harris Trust and Savings Bank.

    Net cash used in operating activities totaled $427,000 for the six months ended June 30, 2000, compared to $6.5 million for the six months ended June 30, 1999. We incurred a $1.1 million net loss for the six months ended June 30, 2000, compared to a net loss of $7.2 million for the corresponding period in the prior year. Significant changes in working capital components included a $2.9 million increase in accounts receivable and a $1.4 million decrease in inventories, compared to a $6.5 million decrease in accounts receivable and $5.7 million increase in inventories for the same period a year ago. Also, in the first half of 2000, we invested $2.5 million in convertible preferred stock of privately held AeroGen, Inc. AeroGen is the developer of the hand-held, portable AeroDose Inhaler, which is being developed to administer our next-generation TOBI. In addition, we made our final installment payment of $5.3 million for the rights in TOBI acquired from the Cystic Fibrosis Foundation, and realized proceeds of $2.7 million on a 15-year loan from Lloyds TSB Bank PLC.
At June 30, 2000, our working capital was $55.5 million and current ratio was
7.60 to 1.

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

    Our exposure to market rate risk for changes in interest rates relates primarily to debt securities included in our investment portfolio. We do not hold any derivative financial instruments. We invest in government securities and high-quality corporate obligations. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may decline in fair market value due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if prevailing interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At June 30, 2000, we owned $2.6 million in government debt instruments and $32.1 million in corporate debt securities. Our exposure to losses as a result of interest rate changes is managed through investing in securities predominantly with maturities of one-and-one-half years or less.

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

New Accounting Pronouncements

     In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which must be applied in the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We do not expect that the application of SAB 101 will have a material effect on our financial statements.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We do not expect the adoption of Interpretation No. 44 to have a material impact on our financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In May 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133, which makes minor modifications to SFAS 133. We do not expect that the application of SFAS 133 or 138 will have a material effect on our financial position or the results of operations.

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

Item 2  Changes in Securities

        NONE

Item 3  Defaults Upon Senior Securities

        NONE

Item 4  Submission of Matters to a Vote of Security-Holders

    The annual meeting of shareholders of PathoGenesis was held on May 31, 2000. The following summarizes the votes at the meeting:

Matter                                         For             Withheld
------                                         ---             --------

Election of Class II Directors:

   Wilbur H. Gantz                          13,338,459          162,510

   John L. Gordon                           13,339,136          161,833

   Arthur W. Nienhuis                       13,338,371          162,598

                                                For           Against         Abstain        Non-Vote
                                                ---           -------         -------        --------
Approval of an amendment to the
   Employee Stock Purchase Plan
   to increase the common stock
   authorized for issuance under
   that plan to 450,000 shares              13,096,916        386,654          17,399              --


Ratification of the appointment of
   KPMG LLP as independent
   accountants for 2000                     13,470,333         18,844          11,792              --


Item 5  Other Information

     On August 13, 2000, we entered into an agreement with Chiron
Corporation for Chiron to acquire all of the outstanding common stock of PathoGenesis for approximately $700 million or $38.50 per share. The transaction will be in the form of a cash tender offer, which is expected to close in the third or fourth quarter, subject to customary closing conditions including necessary regulatory approvals. The transaction has been approved by the board of directors of each company.

     On August 9, 2000, TOBI(R) (tobramycin solution for inhalation) cleared the mutual recognition process required for marketing the inhaled antibiotic in 15 additional countries in the European Union, recognizing the drug's earlier approval by United Kingdom, the reference member state of the EU. Each additional country is expected to issue a marketing authorization for TOBI during the next few months.

Item 6  Exhibits and Reports on Form 8-K

    (a)  EXHIBITS

          Exhibit Number        Description of Exhibit
          --------------        ----------------------

           2.1 Agreement and Plan of Merger dated as of August 13, 2000 by and among PathoGenesis Corporation, Chiron Corporation and Picard Acquisition Corp.

           4.4 Amended and Restated PathoGenesis Corporation 1997 Stock Option Plan

           4.5 Amended and Restated PathoGenesis Corporation 1999 Employee Stock Option Plan

          10.38 Agreement and Plan of merger (include in Exhibit 2.1)

          27.1                  Financial Data Schedule.

    (b)  REPORTS ON FORM 8-K

         PathoGenesis filed a report on Form 8-K on June 5, 2000, announcing it had engaged advisers to assist in the company's efforts to explore strategic alternatives for enhancing shareholder value.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.

                                      PathoGenesis Corporation

                                      By: /s/ Wilbur H. Gantz
                                          -------------------
                                          Wilbur H. Gantz
                                          Chairman and Chief Executive Officer


                                      By: /s/ Alan R. Meyer
                                          -----------------
                                          Alan R. Meyer
                                          Executive Vice President and
                                             Chief Financial Officer